Form 10-Q
period 1994-02-28
BINKS MANUFACTURING CO
filed 1994-04-13
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                -----------------
                                    FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

     For the quarterly period ended February 28, 1994

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From _________ to __________

                          Commission file number 1-1416


                           BINKS MANUFACTURING COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               36-0808480
- ---------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

             9201 WEST BELMONT AVENUE, FRANKLIN PARK, ILLINOIS 60131
             -------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code 708-671-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----


The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

        Class                                Outstanding February 28, 1994
- -----------------------                      -----------------------------
   Common, par value $1.00                              3,088,837

PART I - FINANCIAL INFORMATION


     SUMMARIZED FINANCIAL STATEMENTS

     Company or group of companies
     for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries


                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 28, 1994 (UNAUDITED) AND NOVEMBER 30, 1993

                                                         Feb 28         Nov 30
                                                          1994           1993
                                                        ---------      --------
                                                             ($000 omitted)
ASSETS

Current assets:
  Cash and cash equivalents                             $  12,591        10,164
  Receivables, net                                         63,687        61,689
  Inventories                                              71,343        70,899
  Other current assets                                      2,816         2,786
                                                         --------      --------
Total current assets                                      150,437       145,538

Investments and other assets                                5,368         5,420

Goodwill                                                    2,842         2,863

Property, plant and equipment, at cost                     55,219        54,789
  Less accumulated depreciation                            29,156        28,611
                                                         --------      --------
Net property, plant and equipment                          26,063        26,178

                                                         --------      --------

TOTAL ASSETS                                            $ 184,710       179,999
                                                         --------      --------
                                                         --------      --------

PART I - FINANCIAL INFORMATION

     Company or group of companies
     for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries


                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 28, 1994 (UNAUDITED) AND NOVEMBER 30, 1993

                                                         Feb 28         Nov 30
                                                          1994           1993
                                                        ---------      --------
                                                             ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable, bank overdrafts
    and current maturities of long-term debt            $   3,002         2,374
  Accounts payable                                         41,086        38,209
  Other current liabilities                                10,207        13,715
                                                         --------      --------
Total current liabilities                                  54,295        54,298

Deferred compensation                                       7,615         6,403

Deferred income taxes                                         258           381

Deferred revenue                                               12            13

Long-term debt, less current maturities                    36,989        34,136
                                                         --------      --------

Total liabilities                                          99,169        95,231
                                                         --------      --------

Stockholders' equity:
  Capital stock, $l.00 par value.  Authorized
  12,000,000 shares; issued 3,088,837 shares                3,089         3,089
  Additional paid-in capital                               24,505        24,505
  Retained earnings                                        61,838        61,420
  Foreign currency translation adjustment                  (3,891)       (4,246)
                                                         --------      --------

Total stockholders' equity                                 85,541        84,768
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 184,710       179,999
                                                         --------      --------
                                                         --------      --------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

           THREE MONTHS ENDED FEBRUARY 28, 1994 AND FEBRUARY 28, 1993
                                   (Unaudited)

                                                            For the three
                                                            months ended
                                                        -----------------------
                                                         Feb 28         Feb 28
                                                          1994           1993
                                                        ---------      --------
                                                             ($000 omitted)
Net sales                                               $  53,240        47,140
Cost of goods sold                                         36,098        30,172
                                                          -------       -------
 Gross profit                                              17,142        16,968

Selling, general and administrative expenses               15,395        15,275
                                                          -------       -------
 Operating income                                           1,747         1,693
                                                          -------       -------

Other expenses (income):
  Interest expense                                            615           681
  Contribution to employees' profit sharing funds              36             -
  Other expense (income), net                              (   30)            6
                                                          -------       -------
                                                              621           687
 Earnings before income taxes and equity in
  earnings (loss) of unconsolidated subsidiaries            1,126         1,006
Income taxes                                                  399           341
                                                          -------       -------

 Earnings before equity in earnings (loss) of
  unconsolidated subsidiaries                                 727           665

Equity in earnings (loss) of unconsolidated
  subsidiaries                                                  -        (   50)
                                                          -------       -------

Net earnings                                            $     727           615
                                                          -------       -------
                                                          -------       -------

Net earnings per share                                  $     .24           .20
                                                          -------       -------
                                                          -------       -------

Cash dividends declared per share                       $     .10           .25
                                                          -------       -------
                                                          -------       -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED FEBRUARY 28, 1994 AND FEBRUARY 28, 1993
                                   (Unaudited)

                                                              1994        1993
                                                            --------    -------
                                                               ($000 omitted)
Cash flows from operating activities:
  Net earnings                                              $    727        615
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                 838        837
   Equity in (earnings) loss of unconsolidated subsidiaries        -         50
   Deferred compensation, net of payments                        105         90
   Deferred income taxes                                      (   17)    (   26)
   Other, net                                                 (   71)    (   40)
   Cash provided by (used in) changes in:
     Receivables                                              (2,415)    (  781)
     Inventories                                              (  266)    (  328)
     Other current assets                                     (  191)       103
     Accounts payable                                          3,831     (1,055)
     Accrued employees' profit-sharing contributions          (  251)    (   31)
     Accrued expenses                                         (2,594)    (3,194)
     Income taxes                                                 67     (  334)
                                                             -------     ------
Net cash provided by (used in) operating activities           (  237)    (4,094)
                                                             -------     ------
Cash flows from investing activities:
  Purchase of property, plant and equipment                   (  694)    (  361)
  Proceeds from sale of equipment                                 41          7
  Purchase of other investments and assets                    (   60)    (   92)
                                                             -------     ------
Net cash provided by (used in) investing activities           (  713)    (  446)
                                                             -------     ------
Cash flows from financing activities:
  Proceeds from long-term borrowings                          18,000          -
  Dividends paid                                              (  309)         -
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                             751      3,190
  Principal payments on long-term debt                       (15,174)    (  218)
                                                             -------     ------
Net cash provided by (used in) financing activities            3,268      2,972
                                                             -------     ------
Effect of exchange rate changes on cash                          109     (  185)
                                                             -------     ------
Net increase (decrease) in cash and cash equivalents           2,427     (1,753)

Cash and cash equivalents at beginning of period              10,164      7,652
                                                             -------     ------
Cash and cash equivalents at end of period                  $ 12,591      5,899
                                                             -------     ------
                                                             -------     ------

            Binks Manufacturing Company and Consolidated Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FEBRUARY 28, 1994 (UNAUDITED) AND NOVEMBER 30, 1993





          NOTE 1
          The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1993.





          NOTE 2
          On July 2, 1993, a judgment was entered against the Company in a civil action instituted by Graco, Inc. in the United States District Court in Houston, Texas, alleging infringement of a U.S. Patent held by Graco. The judgment provides for a total award of $2.75 million against the Company. The Company is appealing the judgment and has furnished an appeal bond in an amount equal to the judgment which has been secured by a letter of credit. After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damages, if any, that may ultimately be incurred. Accordingly, no provision has been made in the accompanying consolidated financial statements.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $23,545,000 at February 28, 1994.

The Company's cash balances increased $2,427,000 in the quarter ended
February 28, 1994. The net increase was the result of $237,000 used in operations due to higher sales volumes, $713,000 used for investing activities principally for purchases of property, plant and equipment, $3,268,000 provided by financing activities from the net increase in borrowings as more fully described below and a $109,000 increase based on the changes in foreign exchange rates during the quarter.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993, and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid February 22, 1994, at the rate of $.10 per share, to stockholders of record February 11, 1994.


RESULTS OF OPERATIONS

Net sales in the first quarter of 1994 amounted to $53,240,000, an increase of 13% or $6,100,000 as compared to the first quarter of 1993. The Company's operations in France registered a $6 million sales increase and the Company's North American operations generated $2 million in additional sales which were partially offset by sales decreases at the Company's other European and Asian operations.

Gross profit increased 1% to a total of $17,142,000 for the first quarter ended February 28, 1994, as compared to the first quarter in 1993 mainly due to the higher sales. The gross profit percentage decreased to 32% in 1994 from 36% in 1993 due to the lower margins inherent in the large installations responsible for the 1994 sales increase.

Selling, general and administrative expenses increased $120,000 or less than 1% as compared to the first quarter in 1993. As a percentage of net sales, these expenses decreased to 29% in 1994 from 32% in 1993. Interest expense decreased $66,000 when compared to the first quarter in 1993 because of reductions in short term borrowings.

The percentage of income taxes to pretax earnings was 35% in the first quarter of 1994 as compared with 34% in 1993. The change relates to the geographic mix of profitability.

PART II - OTHER INFORMATION

     Items 1 through 5  Not applicable


     Item 6         (a)  None
                    (b)  None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BINKS MANUFACTURING COMPANY



                                        /s/ Jeffrey W. Lemajeur
                                        -------------------------------------
                                        Jeffrey W. Lemajeur, Treasurer



                                        /s/ Burke B. Roche
                                        -------------------------------------
                                        Burke B. Roche, President



Date  April 12, 1994
     ---------------------