Form 10-Q
period 1994-05-31
BINKS MANUFACTURING CO
filed 1994-07-15
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                               ___________________

                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

     For the quarterly period ended May 31, 1994

                                       or
/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period From            to
                                     ---------    ----------

                          Commission file number 1-1416

                           BINKS MANUFACTURING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 36-0808480
- - -------------------------------                   --------------------
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Class                    Outstanding May 31, 1994
   -----------------------          ------------------------

   Common, par value $1.00                    3,088,837

PART I - FINANCIAL INFORMATION

   SUMMARIZED FINANCIAL STATEMENTS

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1994 (UNAUDITED) AND NOVEMBER 30, 1993

                                                         May 31       Nov 30
                                                          1994         1993
                                                        --------     --------
                                                           ($000 omitted)

ASSETS

Current assets:
  Cash and cash equivalents                            $  6,788        10,164
  Receivables, net                                       74,278        61,689
  Inventories                                            73,336        70,899
  Other current assets                                    2,836         2,786
                                                       --------       -------
Total current assets                                    157,238       145,538

Investments and other assets                              6,011         5,420

Goodwill                                                  2,821         2,863

Property, plant and equipment, at cost                   56,349        54,789
  Less accumulated depreciation                         (30,215)      (28,611)
                                                       --------       -------
Net property, plant and equipment                        26,134        26,178

                                                       --------       -------

TOTAL ASSETS                                           $192,204       179,999
                                                       --------       -------
                                                       --------       -------

PART I - FINANCIAL INFORMATION

  Company or group of companies
  for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1994 (UNAUDITED) AND NOVEMBER 30, 1993

                                                          May 31        Nov 30
                                                           1994          1993
                                                         --------      ---------
                                                              ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, bank overdrafts
       and current maturities of long-term debt          $  2,038         2,374
     Accounts payable                                      43,952        38,209
     Other current liabilities                             13,290        13,715
                                                         --------       -------
Total current liabilities                                  59,280        54,298

Deferred compensation                                       7,689         6,403

Deferred income taxes                                         408           381

Deferred revenue                                               41            13

Long-term debt, less current maturities                    37,624        34,136
                                                         --------       -------

Total liabilities                                         105,042        95,231
                                                         --------       -------

Stockholders' equity:
     Capital stock, $l.00 par value.  Authorized
     12,000,000 shares: issued 3,088,837 shares             3,089         3,089
     Additional paid-in capital                            24,505        24,505
     Retained earnings                                     62,709        61,420
     Foreign currency translation adjustment               (3,141)       (4,246)
                                                         --------       -------

Total stockholders' equity                                 87,162        84,768
                                                         --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $192,204       179,999
                                                         --------       -------
                                                         --------       -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE AND SIX MONTHS ENDED MAY 31, 1994 AND May 31, 1993
                                   (Unaudited)

                                                     For the three                  For the six
                                                     months ended                  months ended
                                                        May 31                        May 31
                                                     -------------                 ------------

                                                 1994           1993           1994           1993
                                               --------       --------       --------       --------
                                                    ($000 omitted)                ($000 omitted)

Net sales                                     $  59,347         53,775        112,587        100,915
Cost of goods sold                               39,802         34,809         75,900         64,981
                                                 ------         ------        -------        -------
   Gross profit                                  19,545         18,966         36,687         35,934

Selling, general and administrative expenses     17,456         17,153         32,851         32,428
                                                 ------         ------        -------        -------
   Operating income                               2,089          1,813          3,836          3,506

Other expenses (income):
   Interest expense                                 673            680          1,288          1,361
   Contribution to employees' profit
     sharing funds                                    4              1             40              1
   Other expense (income), net                     (928)        (   53)          (958)       (    47)
                                                 ------         ------        -------        -------
                                                   (251)           628            370          l,315

   Earnings before income taxes and equity
    in earnings (loss) of unconsolidated
    subsidiaries                                  2,340          1,185          3,466          2,191

Income taxes                                      1,160            740          1,559          1,081
                                                 ------         ------        -------        -------

   Earnings before equity in earnings (loss)
    of unconsolidated subsidiaries                1,180            445          1,907          1,110

Equity in earnings (loss) of unconsolidated
   subsidiaries                                      --             --             --        (    50)
                                                 ------         ------        -------        -------

Net earnings                                  $   1,180            445          1,907          1,060
                                                 ------         ------        -------        -------
                                                 ------         ------        -------        -------

Net earnings per share                        $     .38            .15            .62            .36
                                                 ------         ------        -------        -------
                                                 ------         ------        -------        -------

Cash dividends declared per share             $     .10             --            .20            .25
                                                 ------         ------        -------        -------
                                                 ------         ------        -------        -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED MAY 31, 1994 AND MAY 31, 1993
                                   (Unaudited)

                                                              1994       1993
                                                            --------   -------
                                                              ($000 omitted)

Cash flows from operating activities:
Net earnings                                               $  1,907     1,060
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             1,647     1,629
    Equity in (earnings) loss of unconsolidated
     subsidiaries                                                --        50
    Deferred compensation, net of payments                      224        75
    Deferred income taxes                                        14     (  81)
    Other, net                                              (   946)    ( 118)
    Cash provided by (used in) changes in:
      Receivables                                           (11,120)   (6,404)
      Inventories                                           ( 1,709)    2,794
      Other current assets                                  (   282)    1,009
      Accounts payable                                        5,162     3,362
      Accrued employees' profit-sharing contributions       (   362)   (   44)
      Accrued expenses                                      (     8)   (1,630)
      Income taxes                                          (    34)      239
                                                            -------    ------

Net cash provided by (used in) operating activities         ( 5,507)    1,941
                                                            -------    ------

Cash flows from investing activities:
  Purchase of property, plant and equipment                 ( 1,342)   (  771)
  Proceeds from sale of property, plant and equipment         1,118        19
  Purchase of other investments and assets                  (    51)   (  289)
                                                            -------    ------

Net cash provided by (used in) investing activities         (   275)   (1,041)
                                                            -------    ------

Cash flows from financing activities:
  Proceeds from long-term borrowings                         18,464     1,110
  Dividends paid                                            (   618)   (  751)
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                             41    (1,215)
  Principal payments on long-term debt                      (15,693)   (  320)
                                                            -------    ------

Net cash provided by (used in) financing activities           2,194    (1,176)
                                                            -------    ------

Effect of exchange rate changes on cash                         212       111
                                                            -------    ------

Net increase (decrease) in cash and cash equivalents        ( 3,376)   (  165)

Cash and cash equivalents at beginning of period             10,164     7,652
                                                            -------    ------

Cash and cash equivalents at end of period                $   6,788     7,487
                                                            -------    ------
                                                            -------    ------

            Binks Manufacturing Company and Consolidated Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MAY 31, 1994 (UNAUDITED) AND NOVEMBER 30, 1993



NOTE 1
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjust-ments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1993.

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

NOTE 3
In May of 1994, the Company sold a parcel of undeveloped land adjacent to one of its facilities that was not being utilized. The pretax gain on this sale amounted to $960,000, representing an after tax gain of $575,000.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $28,509,000 at May 31, 1994.

The Company's cash balances decreased $3,376,000 during the six months ended May 31, 1994. The net decrease was the result of $5,507,000 used in operations due to higher sales volumes resulting in greater uncollected billings, $275,000 used for investing activities principally for purchases of property, plant and equipment which was offset by a sale of land more fully described in note 3, $2,194,000 provided by financing activities from the net increase in borrowings as more fully described below and a $212,000 increase based on the changes in foreign exchange rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid June 22, 1994 at the rate of $.10 per share to stockholders of record on May 17, 1994.


RESULTS OF OPERATIONS

Net sales increased 12% or $11,672,000 to a total of $112,587,000 for the six months ended May 31, 1994, as compared with $100,915,000 for the same period in 1993. In the second quarter ended May 31, 1994, net sales increased 10% to $59,347,000 as compared to $53,775,000 in the second quarter of 1993. Higher sales in France and the United States were responsible for the increase.

Gross profit increased 2% to a total of $36,687,000 for the six months ended May 31, 1994 as compared to the first six months in 1993 mainly because of the higher sales. The gross profit percentage was 33% in 1994 and 36% in 1993. The gross profit percentage decrease resulted from an increase in the amount of larger contracts with lower margins and an interim provision for estimated inventory shrinkage.

Selling, general and administrative expenses increased $423,000 or 1% as compared to the first six months in 1993. As a percentage of net sales, these expenses decreased to 29% in 1994 from 32% in 1993. Interest expense decreased $73,000 when compared to the same period in 1993 because of reductions in short term borrowings.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other income increased $911,000 in the first six months ended May 31, 1994 when compared to the corresponding period in 1993. This increase was primarily the result of the sale of an unused parcel of land by the Company in the second quarter of 1994. The pretax gain on the sale of the land amounted to $960,000, or $575,000 after tax.

The percentage of income taxes to pretax earnings was 45% in 1994 as compared with 49% in 1993. The change relates to the geographic mix of profitability.

Net income for the six months ended May 31, 1994 totalled $1,907,000, an increase of 80% over the $1,060,000 earned in the corresponding period of 1993. The increase is the result of all of the factors described above.

PART II - OTHER INFORMATION

Items l through 5  Not applicable


Item 6    (a)      None
          (b)      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The enclosed financial statements include all adjustments, including normal and recurring adjustments, which are necessary to a fair presentation of the results of operations for the periods presented.


                            BINKS MANUFACTURING COMPANY




                            /s/ Jeffrey W. Lemajeur
                            ------------------------------
                            Jeffrey W. Lemajeur, Treasurer



                            /s/ Burke B. Roche
                            ------------------------------
                            Burke B. Roche,      President




Date  July 14, 1994
      ------------------