Form 10-K/A
period 1993-11-30
BINKS MANUFACTURING CO
filed 1994-07-29
CIK 12180

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1993

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM     TO
                          COMMISSION FILE NUMBER 1-1416

                           BINKS MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                36-0808480
        (State of Incorporation)          (I.R.S. Employer Identification No.)
        9201 WEST BELMONT AVENUE                          60131
         FRANKLIN PARK, ILLINOIS                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (708) 671-3000

                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED

          Capital Stock, $1.00                   American Stock Exchange
           par value per share                   Chicago Stock Exchange

              Capital Stock                      American Stock Exchange
             Purchase Rights                     Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X       No
              -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $51,531,000 as of May 31, 1994. For purposes of the foregoing statement only, directors and officers of the Registrant have been assumed to be affiliates.

     As of June 30, 1994, the Registrant had outstanding 3,088,837 shares of Capital Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the definitive Proxy    Incorporated into Part III
     Statement for the Registrant's Annual
     Meeting of Stockholders to be held on
     April 26, 1994.

- - --------------------------------------------------------------------------------

                                 AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended November 30, 1993 as set forth in the pages attached hereto:

     Item 6.  Selected Financial Data.
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Item 8.  Financial Statements and Supplementary Data.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Binks Manufacturing Company


                                        By /s/ Burke B. Roche
                                           -----------------------------
                                               BURKE B. ROCHE
                                          (President and Chairman of the Board)


July 28, 1994

ITEM 6.  SELECTED FINANCIAL DATA

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Five years ended November 30, 1993
(not covered by Independent Auditors' Report)

- - --------------------------------------------------------------------------------------------------------------------------
                                                                           Year ended November 30
                                               ---------------------------------------------------------------------------
                                                     1993            1992           1991           1990           1989
- - --------------------------------------------------------------------------------------------------------------------------
Net sales                                      $  210,405,000     223,680,000    222,171,000    279,297,000    237,357,000
- - --------------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effects
 of changes in accounting principles                1,331,000       1,414,000      1,214,000      5,786,000      9,607,000
Cumulative effect to December 1, 1991
 of change in accounting for income taxes                --           195,000(b)        --             --             --
Cumulative effect to December 1,
 1989 of changing overhead recorded in
 inventory                                               --              --             --          930,000(a)        --
- - --------------------------------------------------------------------------------------------------------------------------

Net earnings                                   $    1,331,000       1,609,000      1,214,000      6,716,000      9,607,000
- - --------------------------------------------------------------------------------------------------------------------------

Earnings per share before cumulative
 effects of changes in accounting
 principles                                            .44             .48            .41           1.97           3.33
Cumulative effect to December 1,
 1991 of change in accounting
 for income taxes                                       --             .07(b)          --             --             --
Cumulative effect to December 1,
 1989 of changing overhead recorded
 in inventory                                           --              --             --            .31(a)          --
- - --------------------------------------------------------------------------------------------------------------------------

Net earnings per share                         $       .44             .55            .41           2.28           3.33
- - --------------------------------------------------------------------------------------------------------------------------

Cash dividends per share                       $       .36            1.00           1.10           1.15           1.00
- - --------------------------------------------------------------------------------------------------------------------------

Total assets                                   $  179,999,000     178,250,000    184,160,000    206,514,000    181,321,000
- - --------------------------------------------------------------------------------------------------------------------------

Long-term debt                                 $   34,136,000      33,391,000     30,545,000     11,410,000     12,166,000
- - --------------------------------------------------------------------------------------------------------------------------

(a) In 1990, the Company changed its method of applying overhead to inventory by specific product lines. The change resulted in an increase in net earnings of $930,000 after reduction for income taxes, reflecting the cumulative effect of the change on prior periods.

(b) In 1992, the Company adopted SFAS 109, "Accounting for Income Taxes," which was issued in February 1992. This change resulted in an increase in net earnings of $195,000, reflecting the cumulative effect of the change on prior periods.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenues generated from operations constitute the primary source of the Company's liquidity. Short-term funds are provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for borrowings and bankers acceptances. The unused lines of credit in excess of the support for borrowings and bankers acceptances were approximately $23,945,000 at November 30, 1993.

The Company's cash balances increased $2,512,000 for the year ended November 30, 1993. The net increase was the result of $11,037,000 provided by operating activities principally due to an increase in accounts payable, $5,116,000 used in investing activities chiefly for purchases of property, plant, and equipment, $3,137,000 used in financing activities to reduce interest-bearing debt and pay dividends, and a $272,000 decrease based on the changes in foreign exchange rates during the year.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

In 1993 and 1992, the Company paid cash dividends on its capital stock in the aggregate amounts of $1,121,437 and $2,941,317, respectively.

RESULTS OF OPERATIONS

1993 COMPARED TO 1992

Net sales decreased $13,275,000, or 5.9%, in 1993 to $210,405,000.  Domestic
sales decreased $1,162,000, or 1%, to $107,857,000 in 1993. The split between domestic and international sales was 51% domestic and 49% international in 1993. In 1992, domestic sales represented 49% of consolidated sales and international sales represented 51% of consolidated sales. International sales decreased $12,113,000, or 11%, to $102,548,000 in 1993. The majority of the international sales decrease was attributable to the strengthening of the US dollar against most currencies. 1993 international sales would have been $8,331,000 higher if average 1992 exchange rates were still prevailing.

Gross profit decreased $2,569,000 in 1993 largely because of the decrease in sales. The percentage of gross profit to sales increased slightly to 34% in 1993 from 33% in 1992 because of the product mix and price increases.

Selling, general, and administrative expenses decreased $1,823,000, or 3%, from 1992 to 1993. The decrease is the result of cost cutting efforts and the impact of foreign exchange rate fluctuations.

Interest expense decreased $872,000, or 25%, due to the lower interest rates prevailing through much of the world and a reduction in interest-bearing debt of the Company outstanding during 1993.

Contributions to employee profit sharing funds are based on profitability of the parent company and certain subsidiaries that have profit sharing funds. Annual amounts will vary according to contribution formulas and the related yearly profits. Contributions of $480,000 were made in 1993 compared to $160,000 in 1992.

Other income, which decreased $984,000, or 85%, in 1993, includes interest income, exchange gains and losses, and gains on sales of fixed assets. The amount of other income will vary based on cash balances, prevailing interest rates which were lower in 1993 than 1992, the number and condition of fixed asset replacements, and the effectiveness of currency hedging programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS, CONT.


Income taxes were 32% of pretax income in 1993 as compared to 49% in 1992. The large percentage decrease related to refunds of income taxes in Germany and reductions in valuation allowances relating to deferred tax assets in France and Italy.

Equity earnings went from a $217,000 loss in 1992 to a $50,000 loss in 1993.

As described in notes 1 and 9, the Company adopted SFAS 109, "Accounting for Income Taxes" in 1992. The cumulative effect of the adoption of SFAS 109 resulted in 1992 income of $195,000. No comparable item had an income impact in 1993.

Net earnings decreased $278,000 to $1,331,000 in 1993 when compared to net earnings of $1,609,000 in 1992. This 17% decrease is the result of all of the factors mentioned above.

Earnings for the fourth quarter of 1993 were adversely affected by adjustments due to the difference between estimated and actual year-end inventories of $757,000 and asset valuation adjustments of $110,000. The Company is in the process of implementing a perpetual inventory system for its domestic operations to eliminate estimated interim inventory values. The Company believes the new system will be fully operational in 1994. The Company also recorded adjustments relating to income tax refunds in Germany and a reduction of the deferred tax asset valuation allowance in Italy in the fourth quarter of 1993. These adjustments increased net earnings by $755,000.

1992 COMPARED TO 1991

Net sales increased $1,509,000, or 1%, in 1992 to $223,680,000. Domestic sales decreased $5,280,000, or 5%, to $109,019,000 in 1992. The split between domestic and international sales was 49% domestic and 51% international in 1992. In 1991, domestic sales represented 51% of consolidated sales and international sales represented 49% of consolidated sales. International sales increased $6,789,000, or 6%, to $114,661,000 in 1992. The majority of the international sales increase was attributable to the Company's UK subsidiary which was able to generate several large orders for paint circulating systems in 1992.

Gross profit increased $2,042,000 in 1992 largely because of the increase in sales. The percentage of gross profit to sales increased slightly to 33% in 1992 from 32% in 1991 because of the product mix and price increases.

Selling, general, and administrative expenses increased $4,124,000, or 6%, from 1991 to 1992. The majority of this increase was inflation related, although the Company has invested time and money to cultivate sales in Eastern Europe and the former Soviet Union which should create sales growth in the future. These costs would have been higher in 1992 if not for the 1991 closing of two domestic warehouses to reduce distribution costs and the discontinuance of marketing efforts in the robotics field due to the rapidly changing technology in this field.

Interest expense decreased $652,000, or 16%, due to the lower interest rates prevailing through much of the world and a small reduction in interest-bearing debt of the Company outstanding during 1992.

Contributions to employee profit sharing funds are based on profitability of the parent company and certain subsidiaries that have profit sharing funds. Annual amounts will vary according to contribution formulas and the related yearly profits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS, CONT.


Other income, which rose $176,000, or 18%, in 1992, includes interest income, exchange gains and losses, and gains on sales of fixed assets. The amount of other income will vary based on cash balances which on average were higher in 1992 than 1991, prevailing interest rates which were lower in 1992 than 1991, the number and condition of fixed asset replacements, and the effectiveness of currency hedging programs.

Income taxes were 49% of pretax income in 1992 as compared to 47% in 1991. The increased percentage reflects the increased profitability in countries such as Japan and Germany that have higher tax rates.

Equity earnings went from a $2,000 gain in 1991 to a $217,000 loss in 1992 due to fourth quarter 1992 losses in Mexico that were caused by difficulties receiving inventory from the parent company relating to import regulations. The problem has been resolved and Binks de Mexico is now filling orders that were placed in 1992.

As described in notes 1 and 9, the Company adopted SFAS 109, "Accounting for Income Taxes" in 1992. The cumulative effect of the adoption of SFAS 109 resulted in 1992 income of $195,000. SFAS 109 was issued in February 1992. Hence, no comparable item had an income impact in 1991. At November 30, 1992, the Company has a net deferred tax asset of $226,000. This amount has been reduced by a valuation allowance of $198,000. The valuation allowance has been recorded in France and Italy where realization of deferred tax assets would require generation of future taxable income.

Net earnings increased $395,000 to $1,609,000 in 1992 when compared to net earnings of $1,214,000 in 1991. This 33% increase is the result of all of the factors mentioned above.

Earnings for the fourth quarter of 1992 were adversely affected by the inventory problems in Mexico mentioned earlier, bad debt write-offs from customers damaged by the recessionary economy, and adjustments due to the difference between estimated and actual year-end inventories.

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        BINKS MANUFACTURING COMPANY
        AND CONSOLIDATED SUBSIDIARIES
        Franklin Park, Illinois

        Form 10-K/A No. 1

        Consolidated Financial Statements
        Submitted in Response to Item 8

        Fiscal years ended November 30, 1993, 1992, and 1991

        (With Independent Auditors' Report Thereon)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES


TABLE OF CONTENTS
- - --------------------------------------------------------------------------------

                                                                         Page(s)
                                                                         -------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .       9
Financial Statements:
  Consolidated Balance Sheets, November 30, 1993 and 1992. . . . . . .     10-11
  Consolidated Statements of Earnings, years ended
    November 30, 1993, 1992, and 1991. . . . . . . . . . . . . . . . .      12
  Consolidated Statements of Stockholders' Equity, years
    ended November 30, 1993, 1992, and 1991. . . . . . . . . . . . . .      13
  Consolidated Statements of Cash Flows, years ended
    November 30, 1993, 1992, and 1991. . . . . . . . . . . . . . . . .     14-15
  Notes to Consolidated Financial Statements . . . . . . . . . . . . .     16-34


Schedules:
  II     Amounts Receivable from Related Parties and
         Underwriters, Promoters, and Employees
         Other Than Related Parties. . . . . . . . . . . . . . . . . .      35
  VIII   Valuation and Qualifying Accounts . . . . . . . . . . . . . .      36
  IX     Short-term Borrowings . . . . . . . . . . . . . . . . . . . .      37


All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements and related notes.

                                  [Letterhead]


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Binks Manufacturing Company:


We have audited the consolidated financial statements of Binks Manufacturing Company (the Company) and consolidated subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 13 to the consolidated financial statements, a judgment of $2.75 million was awarded against the Company in a civil action alleging infringement of a patent. The Company is appealing the decision; accordingly, the outcome of this litigation and the amount of damages, if any, that may ultimately be incurred cannot be determined and no provision for any liability has been made in the accompanying consolidated financial statements.

As discussed in notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                        /s/ KPMG PEAT MARWICK

Chicago, Illinois
February 18, 1994

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

November 30, 1993 and 1992


- - -------------------------------------------------------------------------------

              ASSETS                                    1993            1992
- - -------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                     $   10,164,037      7,651,693
  Receivables, net                                  61,689,199     61,389,271
  Inventories                                       70,898,201     70,171,885
  Other current assets                               2,786,142      4,377,217
- - -------------------------------------------------------------------------------

Total current assets                               145,537,579    143,590,066
- - -------------------------------------------------------------------------------


Investments and other assets:
  Investments in and advances to an affiliate and
    unconsolidated subsidiaries                      1,107,741      1,157,741
  Goodwill                                           2,863,485      2,947,713
  Deferred income taxes                                885,476        284,602
  Patents and trademarks                               549,915        455,691
  Other investments and assets                       2,876,426      3,089,812
- - -------------------------------------------------------------------------------

Total investments and other assets                   8,283,043      7,935,559
- - -------------------------------------------------------------------------------


Property, plant, and equipment, at cost:
  Land                                               2,176,662      2,118,125
  Buildings                                         19,005,121     19,372,355
  Machinery and equipment                           33,607,062     32,840,286
- - -------------------------------------------------------------------------------

                                                    54,788,845     54,330,766

  Less accumulated depreciation                     28,610,479     27,606,529
- - -------------------------------------------------------------------------------

Net property, plant, and equipment                  26,178,366     26,724,237
- - -------------------------------------------------------------------------------

                                                $  179,998,988    178,249,862
- - -------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

November 30, 1993 and 1992

- - ---------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY                                1993         1992
- - ---------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable to banks                                           $     330,000    1,567,465
  Bank overdrafts                                                      1,284,888    2,637,742
  Current maturities of long-term debt                                   759,052    1,407,403
  Accounts payable                                                    38,208,858   32,035,295
  Accrued  employees' profit sharing contributions                     1,294,558      975,003
  Accrued expenses:
    Payrolls, commissions, etc.                                        5,808,864    5,943,789
    Taxes, other than income taxes                                     1,216,828    1,395,502
    Other                                                              3,848,555    2,814,856
  Income taxes                                                         1,546,470    1,848,504
- - ---------------------------------------------------------------------------------------------

Total current liabilities                                             54,298,073   50,625,559
Deferred compensation                                                  6,402,805    6,085,592
Deferred income taxes                                                    380,559      421,486
Deferred revenue                                                          13,500       24,030
Long-term debt, less current maturities                               34,136,500   33,390,847
- - ---------------------------------------------------------------------------------------------


Total liabilities                                                     95,231,437   90,547,514
- - ---------------------------------------------------------------------------------------------

Stockholders' equity:
  Capital stock, $1 par value.  Authorized 12,000,000 shares;
    issued 3,088,837 shares in 1993 and 3,061,929 shares in 1992       3,088,837    3,061,929
  Additional paid-in capital                                          24,504,446   24,367,869
  Retained earnings                                                   61,420,211   64,772,865
  Foreign currency translation adjustments                            (4,245,943)  (1,132,557)
- - ---------------------------------------------------------------------------------------------

                                                                      84,767,551   91,070,106
  Less cost of 120,612 treasury shares                                      --      3,367,758
- - ---------------------------------------------------------------------------------------------

Total stockholders' equity                                            84,767,551   87,702,348

Commitments and contingencies (notes 12, 13, and 15)
- - ---------------------------------------------------------------------------------------------

                                                                   $ 179,998,988  178,249,862
- - ---------------------------------------------------------------------------------------------

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Earnings

November 30, 1993, 1992, and 1991

- - -------------------------------------------------------------------------------------------------------

                                                               1993           1992           1991
- - ----------------------------------------------------------------------------------------------------
Net sales                                              $   210,404,590    223,680,409    222,170,821
Cost of goods sold                                         138,953,746    149,660,854    150,192,957
- - ----------------------------------------------------------------------------------------------------

Gross profit                                                71,450,844     74,019,555     71,977,864
Selling, general, and administrative expenses               66,506,027     68,328,605     66,204,523
- - ----------------------------------------------------------------------------------------------------

Operating income                                             4,944,817      5,690,950      5,773,341
- - ----------------------------------------------------------------------------------------------------

Other expenses (income):
 Interest expense                                            2,621,137      3,493,503      4,145,106
 Contributions to employees' profit sharing funds              479,944        160,168        350,360
 Other income, net                                            (178,354)    (1,162,692)      (986,254)
- - ----------------------------------------------------------------------------------------------------
                                                             2,922,727      2,490,979      3,509,212
- - ----------------------------------------------------------------------------------------------------
Earnings before income taxes, equity in earnings (loss)
 of unconsolidated subsidiaries, and cumulative
 effect of change in accounting principle                    2,022,090      3,199,971      2,264,129
Income taxes                                                   641,226      1,569,038      1,053,034
- - ----------------------------------------------------------------------------------------------------
Earnings before equity in earnings (loss) of
 unconsolidated subsidiaries and cumulative
 effect of change in accounting principle                    1,380,864      1,630,933      1,211,095
Equity in earnings (loss) of unconsolidated subsidiaries       (50,000)      (217,005)         2,466
- - ----------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change
 in accounting principle                                     1,330,864      1,413,928      1,213,561
Cumulative effect to December 1, 1991 of change
 in accounting for income taxes (note 9)                          --          194,956           --
- - ----------------------------------------------------------------------------------------------------
Net earnings                                           $     1,330,864      1,608,884      1,213,561
- - ----------------------------------------------------------------------------------------------------
Earnings per share before cumulative effect of
 change in accounting principle                                   .44            .48            .41
Cumulative effect per share
 to December 1, 1991 of change
   in  accounting  for  income  taxes  (note  9)                   --            .07             --
- - ----------------------------------------------------------------------------------------------------
Net earnings per share                                 $          .44            .55            .41
- - ----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended November 30, 1993, 1992, and 1991

- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Foreign
                                                           Additional                      currency
                                             Capital         paid-in        Retained      translation      Treasury
                                              stock          capital        earnings      adjustments       shares        Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1990                $3,061,929     24,367,869      68,127,187         578,632      (3,367,758)   92,767,859

Net earnings                                      --             --         1,213,561            --              --       1,213,561

Foreign currency translation adjustments          --             --              --        (1,419,896)           --      (1,419,896)

Cash dividends ($1.10 per share)                  --             --        (3,235,450)           --              --      (3,235,450)
- - ------------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1991                 3,061,929     24,367,869      66,105,298        (841,264)     (3,367,758)   89,326,074

Net earnings                                      --             --         1,608,884            --              --       1,608,884

Foreign currency translation adjustments          --             --              --          (291,293)           --        (291,293)

Cash dividends ($1.00 per share)                  --             --        (2,941,317)           --              --      (2,941,317)
- - -----------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1992                 3,061,929     24,367,869      64,772,865      (1,132,557)     (3,367,758)   87,702,348

Net earnings                                      --             --         1,330,864            --              --       1,330,864

Foreign currency translation adjustments          --             --              --        (3,113,386)           --      (3,113,386)

Stock dividends                                 26,908        136,577      (3,562,081)           --         3,367,758       (30,838)

Cash dividends (36-1/3 cents per share)           --             --        (1,121,437)           --              --      (1,121,437)
- - -----------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1993                $3,088,837     24,504,446      61,420,211      (4,245,943)           -       84,767,551
- - -----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended November 30, 1993, 1992 and 1991

- - --------------------------------------------------------------------------------------------------------------

                                                                         1993           1992            1991
- - --------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                      $   1,330,864      1,608,884      1,213,561
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Cumulative effect to December 1, 1991
      of change in accounting for income taxes                              --         (194,956)          --
     Depreciation and amortization:
      Property, plant, and equipment                                   3,210,826      3,442,773      3,333,031
      Goodwill and other                                                 154,520        225,227        131,982
     Equity in (earnings) loss of unconsolidated
      subsidiaries                                                        50,000        217,005         (2,466)
     Deferred compensation, net of payments                              456,381        261,399        572,619
     Deferred income taxes                                               (52,209)       290,762       (583,307)
     Deferred revenue                                                     (6,885)      (149,029)       150,900
     Other, net                                                          (85,347)        13,837        638,561
     Cash provided by (used in) changes in:
      Receivables                                                     (2,646,128)      (792,980)     9,044,243
      Inventories                                                     (3,130,642)     6,303,328      3,890,179
      Other current assets                                             1,402,201       (625,916)    (1,386,704)
      Accounts payable                                                 9,227,181       (496,487)   (13,186,577)
      Accrued employees' profit sharing contributions                    422,077         83,601        192,997
      Accrued expenses                                                   497,402     (2,783,655)       594,027
      Income taxes                                                       206,822     (1,122,785)      (200,338)
- - --------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             11,037,063      6,281,008      4,402,708
- - --------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchase of property, plant, and equipment                           (3,881,031)    (4,971,695)    (2,446,220)
 Proceeds from sale of equipment                                          44,292      1,585,426         52,641
 Purchase of other investments and assets                                   --         (396,600)      (100,800)
 Decrease in advances to an affiliate and an
   unconsolidated subsidiary                                                --          480,900           --
 (Increase)decrease in other assets                                   (1,278,962)      (662,436)     1,314,130
- - --------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                              $  (5,115,701)    (3,964,405)    (1,180,249)
- - --------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

- - --------------------------------------------------------------------------------------------------------------

                                                                          1993           1992           1991
- - --------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Cash dividends paid                                              $   (1,121,437)    (2,941,317)    (3,235,450)
 Payments for fractional shares relating to
   stock dividends                                                       (30,838)          --             --
 Proceeds from long-term borrowings                                    1,247,400      4,092,587           --
 Net increase (decrease) in short-term borrowings                     (2,574,854)    (5,478,938)     1,009,676
 Principal payments on long-term debt                                   (657,518)      (959,088)    (1,673,962)
- - --------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                 (3,137,247)    (5,286,756)    (3,899,736)
- - --------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (271,771)       173,198       (225,626)
- - --------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   2,512,344     (2,796,955)      (902,903)

Cash and cash equivalents at beginning of year                         7,651,693     10,448,648     11,351,551
- - --------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                          $   10,164,037      7,651,693     10,448,648
- - --------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                                       $    2,441,000      3,530,000      4,102,000
   Income taxes                                                        3,104,000      3,662,000      4,073,000
- - --------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 1993, 1992 and 1991

- - --------------------------------------------------------------------------------

(1)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and consolidated subsidiaries in the United States, United Kingdom, Canada, Belgium, Italy, Germany, Japan, and France (see note 6 for information relating to the unconsolidated subsidiaries). The subsidiary in the United Kingdom is included on the basis of its September 30 fiscal year end. All material intercompany balances and transactions have been eliminated in consolidation.

     (b)  TRANSLATION OF FOREIGN CURRENCY
            FINANCIAL STATEMENTS

     Foreign currency financial statements have been translated in accordance with Statement of Financial Accounting Standards No. 52. Under this standard, assets and liabilities are translated at current exchange rates and income and expenses are translated at average rates of exchange for the year. Adjustments resulting from the translation process are reported in a separate component of equity and are not included in the determination of net earnings.

     (c)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     (d)  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     Investments in unconsolidated subsidiaries are reflected in the consolidated financial statements at cost plus equity in undistributed net earnings or losses and foreign currency translation adjustments.

     (e)  LONG-TERM EQUIPMENT INSTALLATION CONTRACTS

     Profits on long-term equipment installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are charged to earnings in the year a loss becomes apparent.

     (f)  PROPERTY, PLANT, AND EQUIPMENT

     Depreciation of property, plant, and equipment is computed primarily by the straight-line method using the following useful lives:


- - --------------------------------------------------------------------------------
    Classification                                                    Years
- - --------------------------------------------------------------------------------
    Buildings                                                         25-50
    Machinery and equipment                                            4-12
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

     The charge to income from amortization of assets under capital leases is included in depreciation expense. Amortization of capitalized leases is computed by the straight-line method over 99 years for the related land and buildings.

     (g)  INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective December 1, 1991, the Company adopted Statement 109 and it has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of earnings.

     Pursuant to the deferred method under APB Opinion 11, which was applied in 1991 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     (h)  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $4,837,000, $4,244,000, and $3,294,000 in 1993, 1992, and 1991, respectively.

     (i)  NET EARNINGS PER SHARE

     Net earnings per share are based on the weighted average number of shares of capital stock outstanding (3,010,999 shares in 1993 and 2,941,317 shares in 1992 and 1991).

     (j)  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with original maturities of three months or less.


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

     (k)  GOODWILL

     Goodwill represents excess costs of acquired companies over the fair value of their net tangible assets. These excess costs related to subsidiaries acquired are being amortized on a straight-line basis over 40 years.

     (l)  FOREIGN EXCHANGE CONTRACTS

     Certain domestic and foreign subsidiaries enter into foreign exchange contracts as a hedge against accounts payable denominated in currencies other than the currency used in the subsidiaries' country of incorporation. Market value gains and losses on the foreign exchange contracts are recognized and offset the foreign exchange gains or losses on the related accounts payable.


(2) RECEIVABLES

    Net receivables are comprised of the following at November 30:

- - --------------------------------------------------------------------------------

                                                         1993            1992
- - --------------------------------------------------------------------------------
    Trade                                           $  59,074,941     53,828,183
    Unconsolidated subsidiaries                         1,185,004      1,130,142
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                    272,225      6,092,929
    Other                                               3,129,161      2,631,542
- - --------------------------------------------------------------------------------

                                                       63,661,331     63,682,796
    Less allowance for doubtful receivables             1,972,132      2,293,525
- - --------------------------------------------------------------------------------

                                                     $ 61,689,199     61,389,271
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------

    Comparative information with respect to uncompleted long-term equipment installation contracts at November 30 follows:

- - --------------------------------------------------------------------------------

                                                            1993        1992
- - --------------------------------------------------------------------------------
    Expenditures and estimated earnings on
     uncompleted contracts                              $ 7,991,136  13,213,919
       Less applicable billings                           7,726,797   7,222,808
- - --------------------------------------------------------------------------------

                                                        $   264,339   5,991,111
- - --------------------------------------------------------------------------------

    Included in the accompanying balance sheets:
     Costs and estimated earnings in excess of billings
       on uncompleted contracts included in receivables     272,225   6,092,929
     Billings in excess of costs and estimated earnings
       on uncompleted contracts included in
       accounts payable                                      (7,886)   (101,818)
- - --------------------------------------------------------------------------------

                                                        $   264,339   5,991,111
- - --------------------------------------------------------------------------------


(3) INVENTORIES

    Inventories at November 30 are summarized as follows:

- - --------------------------------------------------------------------------------

                                                             1993        1992
- - --------------------------------------------------------------------------------
    Finished goods and service parts                     $34,626,615  35,419,716
    Work in process                                       33,425,901  31,849,865
    Raw material                                           2,845,685   2,902,304
- - --------------------------------------------------------------------------------

                                                         $70,898,201  70,171,885
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------

(4) CONSOLIDATED FOREIGN SUBSIDIARIES

    Financial data relating to the consolidated foreign subsidiaries is summarized as follows:

- - --------------------------------------------------------------------------------

                                           1993          1992         1991
- - --------------------------------------------------------------------------------
    Total assets                     $  85,501,000    84,807,000   90,421,000
    Total liabilities                   49,210,000    47,020,000   54,815,000
- - --------------------------------------------------------------------------------

    Equity                           $  36,291,000    37,787,000   35,606,000
- - --------------------------------------------------------------------------------

    Net sales                        $ 102,548,000   114,659,000  107,872,000
- - --------------------------------------------------------------------------------

    Net earnings                     $   2,318,000     2,572,000    2,585,000
- - --------------------------------------------------------------------------------


(5) INTANGIBLE ASSETS

    The cost and accumulated amortization of intangible assets are summarized as follows:

- - --------------------------------------------------------------------------------

                                           1993                    1992
                                 -----------------------   ---------------------
                                             Patents and             Patents and
                                  Goodwill    trademarks    Goodwill  trademarks
- - --------------------------------------------------------------------------------
    Cost                        $3,368,533      903,095   3,368,533     757,766
    Accumulated amortization      (505,048)    (353,180)   (420,820)   (302,075)
- - --------------------------------------------------------------------------------

                                $2,863,485      549,915   2,947,713     455,691
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------

(6) UNCONSOLIDATED SUBSIDIARIES

    Financial data relating to an unconsolidated domestic and two foreign subsidiaries are summarized below. All intercompany transactions have been eliminated.

- - --------------------------------------------------------------------------------

                                          1993           1992           1991
- - --------------------------------------------------------------------------------
    Total assets                       $5,433,000      5,389,000      4,756,000
    Total liabilities                   5,395,000      4,881,000      3,678,000
- - --------------------------------------------------------------------------------

    Equity                             $   38,000        508,000      1,078,000
- - --------------------------------------------------------------------------------

    Net sales                          $5,293,000      4,541,000      6,413,000
- - --------------------------------------------------------------------------------

    Net loss                           $ (452,000)      (638,000)      (115,000)
- - --------------------------------------------------------------------------------

    Equity in earnings (loss)          $  (50,000)      (217,000)         2,000
- - --------------------------------------------------------------------------------


(7) LINES OF CREDIT

    The Company had unused lines of credit, in excess of the support for domestic borrowings and other obligations, of $23,945,000, at November 30, 1993:

- - --------------------------------------------------------------------------------
    Foreign                                                       $  19,207,000
    Domestic                                                          4,738,000
- - --------------------------------------------------------------------------------

                                                                  $  23,945,000
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

(8) LONG-TERM DEBT

    Consolidated long-term debt consists of the following at November 30:

- - --------------------------------------------------------------------------------

                                                                1993        1992
- - ------------------------------------------------------------------------------------
    4.18% to 6.00% in 1993 and 4.41% to 5.18% in 1992
      note payable and bankers acceptances
      due in various maturities through May 13, 1994
      under lines of credit expiring in 1995                $31,832,000   30,832,000

    Obligations under capital leases                            917,747      855,885

    Secured loans:
      Interest free maturing through 1997                       270,681      184,230
      10.25% maturing through 1995                              230,320      429,830
      17.75% maturing in 1993                                      --        574,194
      10.10% maturing through 1995                              309,918         --
      11.00% in 1993 and 11.56% in 1992 maturing through 2000   443,208      540,548
      9.75% to 10.20% maturing through 1994                      89,789      220,498
      5.13% (industrial revenue bond) maturing in 1993             --        160,000
      9.75% maturing through 1995                               142,744      247,274
      6.00% maturing 2006 (interest renegotiable in 1996)       294,720      333,294
      9.75% maturing through 2000                               195,249      236,267
      10.40% in 1993 and 11.84% in 1992 maturing in 1994        169,176      184,230
- - ------------------------------------------------------------------------------------

                                                             34,895,552   34,798,250

      Less current maturities                                   759,052    1,407,403
- - ------------------------------------------------------------------------------------

    Long-term debt, less current maturities                 $34,136,500   33,390,847
- - ------------------------------------------------------------------------------------


    The aggregate maturities of long-term debt due in each of the years 1994 through 1998 are $759,052, $32,555,452, $246,378, $243,161, and $178,252,
    respectively.

    On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

(9) INCOME TAXES

    The Company files a consolidated Federal income tax return which includes all its U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the Parent company.

    No provision is made for U.S. Federal income taxes which would be payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $33,699,000 at November 30, 1993, were to be distributed, the resulting U.S. Federal income taxes would be largely offset by available foreign tax credits.

    As discussed in note 1, the Company adopted Statement 109 as of December 1, 1991. The cumulative effect of this change in accounting for income taxes of $194,956 is determined as of December 1, 1991 and is reported separately in the consolidated statement of earnings for the year ended November 30, 1992. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

    Income tax expense (benefit) is comprised as follows:

- - --------------------------------------------------------------------------------

                                                         State
                          U.S.                            and
                        Federal         Foreign          local         Total
- - --------------------------------------------------------------------------------
    1993:
     Current         $      16,152      1,683,988       (25,016)      1,675,124
     Deferred             (440,924)      (592,974)         --        (1,033,898)
- - --------------------------------------------------------------------------------

                     $   (424,772)      1,091,014       (25,016)        641,226
- - --------------------------------------------------------------------------------

    1992:
     Current           (1,105,533)      1,387,842       (80,000)        202,309
     Deferred             728,316         558,413        80,000       1,366,729
- - --------------------------------------------------------------------------------

                     $   (377,217)      1,946,255          --         1,569,038
- - --------------------------------------------------------------------------------

    1991:
     Current              329,000       2,492,496        249,226      3,070,722
     Deferred          (1,254,000)       (763,688)          --       (2,017,688)
- - --------------------------------------------------------------------------------

                     $   (925,000)      1,728,808        249,226      1,053,034
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------

    Actual income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

- - --------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------

                                                         1993       1992      1991
- - -------------------------------------------------------------------------------------
Computed "expected" tax expense (34%
  in 1993, 1992, and 1991)                          $    688,000  1,088,000   770,000
Difference between U.S. and foreign tax rates            424,000    662,000   569,000
Nondeductible expenses                                   326,000    279,000   119,000
State and local income taxes, net of
  Federal income tax benefit                             (17,000)      --     164,000
Research tax credit                                     (149,000)  (327,000) (307,000)
Foreign local (other than income) taxes                 (155,000)  (110,000)  (72,000)
Change in the beginning-of-the-year balance of
  the valuation allowance for deferred tax assets
  allocated to income tax expense                       (198,000)    42,000      --
Refund of foreign taxes resulting from distribution
  of prior years' earnings                              (665,000)      --        --
Benefit not recorded for foreign net operating loss      385,000       --        --
Adjustment of estimated income tax liability
  for prior years                                           --         --     (221,000)
Other items                                                2,226    (64,962)    31,034
- - --------------------------------------------------------------------------------------

Provision for income taxes                           $   641,226  1,569,038  1,053,034
- - --------------------------------------------------------------------------------------


The significant components of deferred income tax expense (benefit) attributable to pretax income for the year ended November 30, 1993 and 1992 are as follows:

- - ---------------------------------------------------------------------------------------------------

                                                                              1993           1992
- - ---------------------------------------------------------------------------------------------------
Deferred tax expense (benefit) (exclusive of the effect of the other
  component listed below)                                                 $  (835,898)     1,324,729

Increase (decrease) in beginning-of-the-year balance of the
  valuation allowance for deferred tax assets                                (198,000)        42,000
- - ----------------------------------------------------------------------------------------------------

                                                                          $(1,033,898)     1,366,729
- - ----------------------------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------
     For the year ended November 30, 1991, deferred income tax (benefit) results from timing differences in the recognition of income and expense for income tax and financial reporting purposes.  The sources and tax effects of those timing differences are presented below:

- - --------------------------------------------------------------------------------

                                                 U.S. Federal        Foreign
- - --------------------------------------------------------------------------------
     1991:
       Long-term contracts                       $  (121,116)        (502,626)
       Deferred compensation                        (124,818)         (94,465)
       Inventory                                    (191,953)        (124,294)
       Restructuring costs                          (680,000)            --
       Investment in limited partnership            (129,438)            --
       Other, net                                     (6,675)         (42,303)
- - --------------------------------------------------------------------------------

                                                 $(1,254,000)        (763,688)
- - --------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------

                                                        1993          1992          1991
- - ---------------------------------------------------------------------------------------------
     Earnings (loss) before income taxes, equity
       in earnings or loss of unconsolidated
       subsidiaries, and cumulative effect of
       change in accounting principle:
         Domestic                                  $ (1,485,000)   (1,247,000)    (1,965,000)
         Foreign                                      3,507,000     4,447,000      4,229,000
- - ---------------------------------------------------------------------------------------------


                                                   $  2,022,000     3,200,000      2,264,000
- - ---------------------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1993 and 1992 are presented below.

- - --------------------------------------------------------------------------------------

                                                                    1993      1992
- - --------------------------------------------------------------------------------------
     Deferred tax assets:
       Deferred compensation                                   $  2,122,000  2,007,000
       Inventories                                                  326,000    240,000
       Allowance for doubtful receivables                           160,000    136,000
       Restructuring costs                                             --      370,000
       Investment in limited partnership                            257,000    200,000
       Accrued expenses                                             625,000    511,000
       Other, net                                                   162,000       --
- - --------------------------------------------------------------------------------------
     Total gross deferred tax assets                              3,652,000  3,464,000
       Less valuation allowance                                        --      198,000
- - --------------------------------------------------------------------------------------
     Total deferred tax assets                                    3,652,000  3,266,000
- - --------------------------------------------------------------------------------------

     Deferred tax liabilities:
       Plant and equipment, principally due to differences in
         depreciation and capitalized interest                    2,195,000  2,124,000
       Long-term contracts                                           70,000    770,000
       Other, net                                                      --      146,000
- - --------------------------------------------------------------------------------------

     Total gross deferred liabilities                             2,265,000  3,040,000
- - --------------------------------------------------------------------------------------

     Net deferred tax assets                                   $  1,387,000    226,000
- - --------------------------------------------------------------------------------------

     The valuation allowance for deferred tax assets as of December 1, 1991 was $156,000. The net change in the total valuation allowance for the years ended November 30, 1993 and 1992 was a decrease of $198,000 and an increase of $42,000, respectively.

     The U.S. Federal income tax returns of the Company have been examined through November 30, 1986. An examination of the years ended November 30, 1988 and November 30, 1989 is currently in progress.

(10) EMPLOYEE BENEFITS

     The Company and certain subsidiaries maintain profit sharing plans covering most of their employees. Additionally, the Company maintains an unfunded deferred compensation plan for officers and key employees. The total expense related to these plans was $1,078,000 in 1993, $640,000 in 1992, and $1,106,000 in 1991.


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------
(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of quarterly financial data for the years ended November 30, 1993 and 1992 follows:

- - ------------------------------------------------------------------------------------------------

                                                             Quarter ended
                                        --------------------------------------------------------
                                        Feb.28,1993     May 31,1993    Aug.31,1993   Nov.30,1993
- - ------------------------------------------------------------------------------------------------
     Net sales                          $47,140,000     53,775,000     53,871,000     55,619,000
- - ------------------------------------------------------------------------------------------------

     Gross profit                       $16,968,000     18,966,000     18,065,000     17,452,000
- - ------------------------------------------------------------------------------------------------

     Net earnings                       $   615,000        445,000        255,000         16,000
- - ------------------------------------------------------------------------------------------------

     Net earnings per share             $     .20            .15             .08           .01
- - ------------------------------------------------------------------------------------------------

                                                             Quarter ended
                                        --------------------------------------------------------
                                        Feb.28,1992     May 31,1992    Aug.31,1992   Nov.30,1992
- - ------------------------------------------------------------------------------------------------
     Net sales                          $49,689,000     52,623,000     59,102,000     62,266,000
- - ------------------------------------------------------------------------------------------------

     Gross profit                       $16,662,000     19,292,000     18,984,000     19,081,000
- - ------------------------------------------------------------------------------------------------

     Earnings (loss) before cumu-
       lative effect of a change
       in accounting principle              737,000      1,027,000        582,000      (932,000)
     Cumulative effect to December 1,
       1991 of change in accounting
       for income taxes                     195,000           --             --            --
- - ------------------------------------------------------------------------------------------------

     Net earnings (loss)                $   932,000      1,027,000        582,000      (932,000)
- - ------------------------------------------------------------------------------------------------

     Earnings (loss) per share before
       cumulative effect of a change
       in accounting principle                .25            .35             .20          (.32)
     Cumulative effect to December 1,
       1991 of change in accounting
       for income taxes                       .07             --              --            --
- - ------------------------------------------------------------------------------------------------

    Net earnings (loss) per share       $     .32            .35             .20          (.32)
- - ------------------------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------
     The Company made adjustments during the fourth quarter of 1993 which decreased net earnings by $867,000, or $0.29 per share.  The adjustments were attributable to asset valuation adjustments of $110,000 and the differences between estimated interim inventory and actual year-end inventory of $757,000.  The Company also made adjustments which increased fourth quarter net earnings by $755,000, or $0.25 per share.  The adjustments related to deferred tax asset valuation allowances and income tax refunds.

     The Company made adjustments during the fourth quarter of 1992 which decreased net earnings by $1,002,000, or $0.34 per share. The adjustments were attributable to losses sustained in Mexico because of import problems of $192,000, asset valuation adjustments of $282,000, and differences between estimated interim inventory and actual year-end inventory of $528,000.


(12) LEASES

     The following is an analysis of the leased property under capital leases included in property, plant, and equipment at November 30:

- - --------------------------------------------------------------------------------
                                                       1993          1992
- - --------------------------------------------------------------------------------
     Land                                         $     31,800        37,736
     Buildings                                         486,945       577,841
     Machinery and equipment                           657,449     1,045,418
- - --------------------------------------------------------------------------------
                                                     1,176,194     1,660,995
     Less accumulated depreciation                     408,829     1,006,625
- - --------------------------------------------------------------------------------
                                                  $    767,365       654,370
- - --------------------------------------------------------------------------------

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 1993:

- - --------------------------------------------------------------------------------
     Year ending November 30:
          1994                                              $  204,602
          1995                                                 228,805
          1996                                                 104,707
          1997                                                  88,890
          1998                                                  62,497
     Later years (through 2063)                              2,792,126
- - --------------------------------------------------------------------------------

     Total                                                   3,481,627

     Less amount representing interest                       2,563,880
- - --------------------------------------------------------------------------------

     Present value of net minimum lease payments            $  917,747
- - --------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

     The Company occupies certain branch offices and uses certain equipment under operating lease arrangements. A summary of rent expense under such arrangements follows:

- - --------------------------------------------------------------------------------

      Year ended                                                Total
      November 30                                              expense
- - --------------------------------------------------------------------------------
        1993                                                 $2,476,000
        1992                                                  2,463,000
        1991                                                  2,522,000
- - --------------------------------------------------------------------------------

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1993:


- - --------------------------------------------------------------------------------

     Year ending
     November 30
- - --------------------------------------------------------------------------------
       1994                                                 $1,425,000
       1995                                                  1,131,000
       1996                                                    832,000
       1997                                                    662,000
       1998                                                    405,000
- - --------------------------------------------------------------------------------
     Total                                                  $4,455,000
- - --------------------------------------------------------------------------------

     It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1993.


(13) CONTINGENCIES

     On July 2, 1993, a judgment was entered against the Company in a civil action instituted by Graco, Inc. in the United States District in Houston, Texas, alleging infringement of a U.S. patent held by Graco. The judgment provides for a total award of $2.75 million against the Company. The Company is appealing the judgment and has furnished an appeal bond in an amount equal to the judgment which has been secured by a letter of credit. After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damages, if any, that may ultimately be incurred. Accordingly, no provision has been made in the accompanying consolidated financial statements.


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

     The Company is the defendant in a lawsuit filed by former financial advisors seeking approximately $900,000 under terms of a contract. Management believes that all required payments have been made and no further amounts have been provided for.

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------

(14) INFORMATION ABOUT THE COMPANY'S OPERATIONS
       IN DIFFERENT GEOGRAPHIC AREAS

- - --------------------------------------------------------------------------------------------------------------------------------
                                                       United                                             Other
                                                       States       France     England       Canada       areas     Consolidated
- - --------------------------------------------------------------------------------------------------------------------------------
     Year ended November 30, 1993:
       Net sales                                    $107,857,000  45,831,000  16,065,000    6,060,000   34,592,000   210,405,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Operating income (loss)                      $    264,000   3,133,000     482,000   (1,090,000)   2,156,000     4,945,000
- - -------------------------------------------------------------------------------------------------------------------

       Interest expense                                                                                               (2,621,000)
       Contributions to employees' profit
         sharing funds                                                                                                  (480,000)
       Other income, net                                                                                                 178,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Earnings before income taxes and equity
         in loss of unconsolidated subsidiaries                                                                       $2,022,000
- - --------------------------------------------------------------------------------------------------------------------------------

     Identifiable assets at November 30, 1993       $ 93,531,000  35,661,000  17,646,000    6,023,000   23,167,000   176,028,000
- - -------------------------------------------------------------------------------------------------------------------

     Investments in and advances to an affiliate
       and unconsolidated subsidiaries                                                                                 1,108,000
     Goodwill                                                                                                          2,863,000
- - --------------------------------------------------------------------------------------------------------------------------------

     Total assets at November 30, 1993                                                                              $179,999,000
- - --------------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------------------------------------------------------

                                                       United                                             Other
                                                       States       France     England       Canada       areas     Consolidated
- - --------------------------------------------------------------------------------------------------------------------------------
     Year ended November 30, 1992:
       Net sales                                    $109,019,000  44,820,000  29,259,000    6,790,000   33,792,000   223,680,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Operating income (loss)                      $    512,000   2,401,000     490,000   (1,370,000)   3,658,000     5,691,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Interest expense                                                                                               (3,494,000)
       Contributions to employees' profit
         sharing funds                                                                                                  (160,000)
       Other income, net                                                                                               1,163,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Earnings before income taxes, equity in
         loss of unconsolidated subsidiaries,
         and cumulative effect of change in
         accounting principle                                                                                    $     3,200,000
- - --------------------------------------------------------------------------------------------------------------------------------

     Identifiable assets at November 30, 1992       $ 91,632,000  30,226,000  18,619,000    7,669,000   25,998,000   174,144,000
- - -------------------------------------------------------------------------------------------------------------------

     Investments in and advances to an affiliate
       and unconsolidated subsidiaries                                                                                 1,158,000
     Goodwill                                                                                                          2,948,000
- - --------------------------------------------------------------------------------------------------------------------------------

     Total assets at November 30, 1992                                                                           $   178,250,000
- - --------------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


- - --------------------------------------------------------------------------------------------------------------------------------

                                                       United                                             Other
                                                       States       France     England       Canada       areas     Consolidated
- - --------------------------------------------------------------------------------------------------------------------------------
     Year ended November 30, 1991:
       Net sales                                   $ 114,299,000  42,557,000  24,355,000    6,895,000   34,065,000   222,171,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Operating income (loss)                     $     (55,000)  2,902,000   1,000,000   (1,378,000)   3,304,000     5,773,000
- - -------------------------------------------------------------------------------------------------------------------

       Interest expense                                                                                               (4,145,000)
       Contributions to employees' profit
         sharing funds                                                                                                  (350,000)
       Other income, net                                                                                                 986,000
- - --------------------------------------------------------------------------------------------------------------------------------

       Earnings before income taxes and
         equity in earnings of unconsolidated
         subsidiaries                                                                                               $  2,264,000
- - --------------------------------------------------------------------------------------------------------------------------------

     Identifiable assets at November 30, 1991      $  90,863,000  30,408,000  20,915,000    9,091,000   28,077,000   179,354,000
- - -------------------------------------------------------------------------------------------------------------------

     Investments in and advances
       to an affiliate and unconsolidated
       subsidiaries                                                                                                    1,774,000
     Goodwill                                                                                                          3,032,000
- - --------------------------------------------------------------------------------------------------------------------------------

     Total assets at November 30, 1991                                                                              $184,160,000
- - --------------------------------------------------------------------------------------------------------------------------------

     The Company and its subsidiaries are engaged in one major line of business, the manufacture and sale of spray finishing and coating application equipment. The Company and its subsidiaries grant credit to customers, with the automotive industry generally accounting for between 10% and 15% of annual consolidated net sales.

     In 1993, 1992, and 1991, no single customer accounted for more than 10% of sales.


                                                                     (Continued)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) STOCKHOLDER RIGHTS PLAN

     On February 2, 1990, the Company declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record on February 13, 1990. Certain terms of the Rights were amended on January 21, 1991. Each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Capital Stock, at a price of $100 per share, subject to adjustment. The Rights become exercisable ten days after the earliest to occur of (i) public announcement that a person or group of associated or affiliated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Capital Stock of the Company (the Stock Acquisition
     Date), (ii) the commencement of, or an announcement of an intention to make, a tender offer or exchange offer if, upon consummation thereof, any person or group of associated or affiliated persons, would be the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, or (iii) the Board of Directors declares any person owning 10% or more of the outstanding Capital Stock of the Company to be an "Adverse Person" pursuant to the criteria set forth in the Rights Agreement.

     If a person or group of associated or affiliated persons becomes the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, the Company is the surviving corporation in a merger and the Capital Stock remains outstanding, an acquiring person engages in certain self-dealing transactions, or the Board of Directors declares any person to be an "Adverse Person," subject to certain adjustments and other conditions, each Right not owned or transferred by the acquiring person or Adverse Person will entitle the holder to purchase one share of Capital Stock of the Company at a purchase price of 20% of its then market value. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, subject to certain adjustments and other conditions, each Right will entitle the holder to purchase capital stock of the acquiring company having a market value of $200 for a purchase price of $100.

     The Rights are redeemable by the Company at any time prior to 20 days after the Stock Acquisition Date, at $0.01 per Right, at the Company's option. After the Stock Acquisition Date, the Rights may not be exercised until the Company's right of redemption has expired. The Rights expire on February 2, 2000. Until a Right is exercised, the holder of a Right, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or receive dividends.


(16) FOREIGN EXCHANGE CONTRACTS

     At November 30, 1993, the Company had contracts maturing from December 7, 1993 to May 31, 1996 to purchase $4,094,000 in foreign currency ($165,000 of British pounds sterling, $104,000 of German deutsche marks, and $3,825,000 of French francs) and $5,613,000 in U.S. dollars.

BINKS MANUFACTURING COMPANY                                          SCHEDULE II
AND CONSOLIDATED SUBSIDIARIES

Amounts Receivable from Related Parties and Underwriters,
Promoters, and Employees Other Than Related Parties

Years ended November 30, 1993, 1992, and 1991

         Column A            Column B  Column C             Column D                    Column E
- - --------------------------  ---------- ---------    -------------------------   -------------------------
                                                           Deducitons                  Balance at
                            Balance at              -------------------------         end of period
                            beginning                 Amounts      Amounts      -------------------------      Due
Name of debtor              of period  Additions     Collected   written-off     Current     Not current       date
- - ---------------------------------------------------------------------------------------------------------------------------
1993 -
 C. H. Baranowski
 (Officer and Director
 of Canadian
 operation):              $   368,885                                 13,253 (a)                 355,632  Upon retirement
                                                                                                          from company
- - ---------------------------------------------------------------------------------------------------------------------------
Total                     $   368,885                                 13,253 (a)                 355,632
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------
1992 -
 C. H. Baranowski
 (Officer and Director
 of Canadian
 operation):                  393,342     22,469          --          46,926 (a)       --        368,885  Upon retirement
                                                                                                          from company
- - ---------------------------------------------------------------------------------------------------------------------------
Total                     $   393,342     22,469          --          46,926 (a)       --        368,885
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------
1991 -
 C. H. Baranowski
 (Officer and Director
 of Canadian
 operation):                  407,835     10,507 (a)    25,000          --             --        393,342  Upon retirement
                                                                                                          from company
- - ---------------------------------------------------------------------------------------------------------------------------
Total                     $   407,835     10,507        25,000          --             --        393,342
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------


- - ---------------------------------------------------------------------------

         Column A
- - --------------------------


                            Interest      Terms of
Name of debtor                rate        repayment           Collateral
- - ---------------------------------------------------------------------------
1993 -
 C. H. Baranowski
 (Officer and Director
 of Canadian
 operation):                  None     Upon retirement      Real property
                                       from company
- - ---------------------------------------------------------------------------
Total
- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------
1992 -
 C. H. Baranowski
 (Officer and Director
 of Canadian
 operation):                  None     Upon retirement      Real property
                                       from company
- - ---------------------------------------------------------------------------
Total
- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------
1991 -
 C. H. Baranowski
 (Officer and Director
 of Canadian
 operation):                  None     Upon retirement      Real property
                                       from company
- - ---------------------------------------------------------------------------
Total
- - -------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

(a) Effect of changes in the rates of translating foreign currency.


                                                                   SCHEDULE VIII

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended November 30, 1993, 1992, and 1991

- - ----------------------------------------------------------------------------------------------------
      Column A                 Column B               Column C               Column D      Column E
      --------                 --------               --------               --------      ---------
                                                      Additions
                                              -------------------------
                                                             Charged to
                              Balance at      Charged to       other                      Balance at
                              beginning       costs and      accounts -     Deductions -     end
  Description                 of period        expenses     describe(a)       describe    of period
- - ----------------------------------------------------------------------------------------------------
1993:
  Allowance for doubtful
    receivables             $  2,293,525        654,444      (185,079)     790,758(b)      1,972,132
  Deferred tax asset
    valuation allowance          198,000           --            --        198,000(c)           --
- - ----------------------------------------------------------------------------------------------------
1992:
  Allowance for doubtful
    receivables             $  2,198,853        768,026         29,835     703,189(b)      2,293,525
  Deferred tax asset
    valuation allowance          156,000         42,000           --          --             198,000
- - ----------------------------------------------------------------------------------------------------
1991:
  Allowance for doubtful
    receivables             $  2,122,870        838,247       (55,568)     706,696(b)      2,198,853
- - ----------------------------------------------------------------------------------------------------

(a)  Effect of fluctuation in foreign currency translation rates.

(b)  Uncollectible accounts charged off, net of recoveries.

(c)  Reduction of deferred tax asset valuation allowance.

                                                                     SCHEDULE IX

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Short-term Borrowings

Years ended November 30, 1993, 1992, and 1991


- - ----------------------------------------------------------------------------------------------------------
     Column A                       Column B        Column C       Column D       Column E      Column F
     --------                       --------        --------       --------       --------      --------
                                                                                                Weighted-
                                                                   Maximum        Average        average
                                                   Weighted-        amount         amount        interest
   Category of                      Balance         average      outstanding    outstanding        rate
aggregate short-term               at end of        interest      during the     during the     during the
    borrowings                       period           rate          period        period*        period*
- - ----------------------------------------------------------------------------------------------------------
1993:
  Notes payable to banks          $   330,000          6.0%      $  7,672,000     2,686,000        10.5%
  Bank overdrafts (foreign)         1,284,888          8.3          4,428,000     2,868,000         8.8
- - ----------------------------------------------------------------------------------------------------------

1992:
  Notes payable to banks          $ 1,567,465         10.3%      $  7,978,000     4,443,000        13.9%
  Bank overdrafts (foreign)         2,637,742         10.4          5,167,000     4,101,000         9.4
- - ----------------------------------------------------------------------------------------------------------

1991:
  Notes payable to banks          $ 5,333,262         11.4%      $ 11,641,000     6,645,000        11.0%
  Commercial paper                      --             --           6,511,000     2,367,000         7.9
  Bank overdrafts (foreign)         3,268,248          8.7          6,342,000     4,805,000        10.9
- - ----------------------------------------------------------------------------------------------------------

*Month-end balances were used to make approximations of averages.