Form 10-Q
period 1994-08-31
BINKS MANUFACTURING CO
filed 1994-10-14
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                _________________

                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

     For the quarterly period ended August 31, 1994

                                       or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From            to
                                    ----------    ----------

                          Commission file number 1-1416

                           BINKS MANUFACTURING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          36-0808480
- - -------------------------------                         -------------------
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

                              Yes   X     No
                                  -----      -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Class                                 Outstanding August 31, 1994
   -----------------------                       ---------------------------
   Common, par value $1.00                               3,088,837

PART I - FINANCIAL INFORMATION

   SUMMARIZED FINANCIAL STATEMENTS

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                AUGUST 31, 1994 (UNAUDITED) AND NOVEMBER 30, 1993

                                                Aug 31    Nov 30
                                                 1994      1993
                                                ------    ------
                                                 ($000 omitted)
ASSETS

Current assets:
  Cash and cash equivalents                   $  8,233    10,164
  Receivables, net                              66,568    61,689
  Inventories                                   79,290    70,899
  Other current assets                           3,000     2,786
                                               -------   -------
Total current assets                           157,091   145,538

Investments and other assets                     6,268     5,420

Goodwill                                         2,800     2,863

Property, plant and equipment, at cost          57,689    54,789
  Less accumulated depreciation                (31,372)  (28,611)
                                               -------   -------
Net property, plant and equipment               26,317    26,178
                                               -------   -------


TOTAL ASSETS                                  $192,476   179,999
                                               -------   -------
                                               -------   -------

PART I - FINANCIAL INFORMATION

  Company or group of companies
  for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                AUGUST 31, 1994 (UNAUDITED) AND NOVEMBER 30, 1993

                                                   Aug 31     Nov 30
                                                    1994       1993
                                                   ------     ------
                                                     ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, bank overdrafts
       and current maturities of long-term debt   $  1,597      2,374
     Accounts payable                               41,963     38,209
     Other current liabilities                      12,877     13,715
                                                   -------    -------
Total current liabilities                           56,437     54,298

Deferred compensation                                7,909      6,403

Deferred income taxes                                  265        381

Deferred revenue                                        40         13

Long-term debt, less current maturities             38,662     34,136
                                                   -------    -------

Total liabilities                                  103,313     95,231
                                                   -------    -------

Stockholders' equity:
     Capital stock, $l.00 par value.  Authorized
     12,000,000 shares: issued 3,088,837 shares      3,089      3,089
     Additional paid-in capital                     24,505     24,505
     Retained earnings                              63,355     61,420
     Foreign currency translation adjustment        (1,786)    (4,246)
                                                   -------    -------

Total stockholders' equity                          89,163     84,768
                                                   -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $192,476    179,999
                                                   -------    -------
                                                   -------    -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE AND NINE MONTHS ENDED AUGUST 31, 1994 AND AUGUST 31, 1993
                                   (Unaudited)

                                                             For the three                 For the nine
                                                             months ended                  months ended
                                                                Aug 31                        Aug 31
                                                             -------------                -------------
                                                            1994        1993             1994        1993
                                                            ----        ----             ----        ----
                                                             ($000 omitted)               ($000 omitted)
Net sales                                               $  55,543      53,871           168,130     154,786
Cost of goods sold                                         35,166      35,806           111,066     100,787
                                                          -------     -------           -------     -------
    Gross profit                                           20,377      18,065            57,064      53,999

Selling, general and administrative expenses               18,394      16,472            51,245      48,900
                                                          -------     -------           -------     -------
    Operating income                                        1,983       1,593             5,819       5,099
                                                          -------     -------           -------     -------

Other expenses (income):
    Interest expense                                          685         610             1,973       1,971
    Contribution to employees' profit
      sharing funds                                             4          90                44          91
    Other expense (income), net                           (    99)    (    23)          ( 1,057)    (    70)
                                                          -------     -------           -------     -------
                                                              590         677               960       l,992
                                                          -------     -------           -------     -------

    Earnings before income taxes and equity
     in earnings (loss) of unconsolidated
     subsidiaries                                           1,393         916             4,859       3,107

Income taxes                                                  748         661             2,307       1,742
                                                          -------     -------           -------     -------

    Earnings before equity in earnings (loss)
     of unconsolidated subsidiaries                           645         255             2,552       1,365

Equity in earnings (loss) of unconsolidated
    subsidiaries                                               --          --                --     (    50)
                                                          -------     -------           -------     -------

Net earnings                                            $     645         255             2,552       1,315
                                                          -------     -------           -------     -------
                                                          -------     -------           -------     -------

Net earnings per share                                  $     .21         .08               .83         .44
                                                          -------     -------           -------     -------
                                                          -------     -------           -------     -------

Cash dividends declared per share                       $      --          --               .20         .25
                                                          -------     -------           -------     -------
                                                          -------     -------           -------     -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              NINE MONTHS ENDED AUGUST 31, 1994 AND AUGUST 31, 1993
                                   (Unaudited)

                                                              1994      1993
                                                              ----      ----
                                                              ($000 omitted)
Cash flows from operating activities:
Net earnings                                               $  2,552     1,315
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             2,513     2,408
    Equity in (earnings) loss of unconsolidated
     subsidiaries                                                --        50
    Deferred compensation, net of payments                      322       339
    Deferred income taxes                                        31    (    2)
    Other, net                                              (   833)   (  232)
    Cash provided by (used in) changes in:
      Receivables                                           ( 2,505)   (3,719)
      Inventories                                           ( 6,477)   (  184)
      Other current assets                                      858     1,884
      Accounts payable                                        1,647     4,160
      Accrued employees' profit-sharing contributions       (   344)       36
      Accrued expenses                                      (   223)   (2,158)
      Income taxes                                          ( 1,008)      404
                                                            -------    ------

Net cash provided by (used in) operating activities         ( 3,467)    4,301
                                                            -------    ------

Cash flows from investing activities:
  Purchase of property, plant and equipment                 ( 2,076)   (1,398)
  Proceeds from sale of property, plant and equipment         1,143        22
  Purchase of other investments and assets                  (   546)   (  574)
                                                            -------    ------

Net cash provided by (used in) investing activities         ( 1,479)   (1,950)
                                                            -------    ------

Cash flows from financing activities:
  Proceeds from long-term borrowings                         19,388     1,108
  Dividends paid                                            (   618)   (  766)
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                        (   378)   (  925)
  Principal payments on long-term debt                      (15,875)   (  620)
                                                            -------    ------

Net cash provided by (used in) financing activities           2,517    (1,203)
                                                            -------    ------

Effect of exchange rate changes on cash                         498    (   10)
                                                            -------    ------

Net increase (decrease) in cash and cash equivalents        ( 1,931)    1,138

Cash and cash equivalents at beginning of period             10,164     7,652
                                                            -------    ------

Cash and cash equivalents at end of period                $   8,233     8,790
                                                            -------    ------
                                                            -------    ------

            Binks Manufacturing Company and Consolidated Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AUGUST 31, 1994 (UNAUDITED) AND NOVEMBER 30, 1993



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

NOTE 3
In the second quarter of 1994, the Company sold a parcel of undeveloped land adjacent to one of its facilities that was not being utilized. The pretax gain on this sale amounted to $960,000, representing an after tax gain of $575,000.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $28,280,000 at August 31, 1994.

The Company's cash balances decreased $1,931,000 during the nine months ended August 31, 1994. The net decrease was the result of $3,467,000 used in operations due to higher sales volumes resulting in greater uncollected billings and work in process inventory, $1,479,000 used for investing activities principally for purchases of property, plant and equipment which was offset by a sale of land more fully described in note 3, $2,517,000 provided by financing activities from the net increase in borrowings as more fully described below and a $498,000 increase based on the changes in foreign exchange rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was declared on September 29, 1994 at the rate of $.10 per share to stockholders of record on October 18, 1994 with a payment date of November l, 1994.

RESULTS OF OPERATIONS

Net sales increased 9%, or $13,344,000, to a total of $168,130,000 for the nine months ended August 31, 1994, as compared with $154,786,000 for the same period in 1993. In the third quarter ended August 31, 1994, net sales increased 3% to $55,543,000 as compared to $53,871,000 in the third quarter of 1993. Higher sales in France and the United States were responsible for the increase.

Gross profit increased 6% to a total of $57,064,000 for the nine months ended August 31, 1994 as compared to the first nine months in 1993 mainly because of the higher sales. The gross profit percentage was 34% in 1994 and 35% in 1993. The gross profit percentage decrease resulted from an increase in the amount of larger contracts with lower margins and an interim provision for estimated inventory shrinkage.

Selling, general and administrative expenses increased $2,345,000 or 5% as compared to the first nine months in 1993. As a percentage of net sales, these expenses decreased to 30% in 1994 from 32% in 1993. Interest expense for the first nine months of 1994 was consistent with the same period in 1993 because of reductions in short-term borrowings offset by higher prevailing interest rates.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other income increased $987,000 in the first nine months ended August 31, 1994 when compared to the corresponding period in 1993. This increase was primarily the result of the sale of an unused parcel of land by the Company in the second quarter of 1994. The pretax gain on the sale of the land amounted to $960,000, or $575,000 after tax.

The percentage of income taxes to pretax earnings was 47% in 1994 as compared with 56% in 1993. The change relates to the geographic mix of profitability.

Net income for the nine months ended August 31, 1994 totalled $2,552,000, an increase of 94% over the $1,315,000 earned in the corresponding period of 1993. The increase is the result of all of the factors described above.

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




Date  October 14, 1994
    ------------------------