Form 10-K405
period 1994-11-30
BINKS MANUFACTURING CO
filed 1995-02-27
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1994

                                       or

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from        to
                         Commission File Number 1--1416

                           BINKS MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 36-0808480
       (State of incorporation)             (I.R.S. Employer Identification No.)
       9201 WEST BELMONT AVENUE                           60131
        FRANKLIN PARK, ILLINOIS                         (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  ( 708) 671-3000

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

          Yes     x      No
              ---------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /x/
                                --

     The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $51,866,000 as of February 17, 1995. For purposes of the foregoing statement only, directors and officers of the Registrant have been assumed to be affiliates.

     As of November 30, 1994, the Registrant had outstanding 3,088,837 shares of Capital Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the definitive Proxy        Incorporated into Part III
     Statement for the Registrant's Annual
     Meeting of Stockholders to be held on
     April 25, 1995.

                                     PART I


Item 1.   BUSINESS

          The Registrant, a Delaware corporation incorporated on January 2, 1929, and its subsidiaries (hereinafter referred to collectively as the "Company") are engaged in the manufacture and sale of spray finishing and coating application equipment, of which the most important component is the spray gun and nozzle. For marketing purposes the Company divides its products into two general groups: standard equipment and industrial equipment.

          Standard equipment includes over fifty different models of spray guns, a wide variety of air and fluid nozzles, a complete line of high and low pressure material handling pumps, pressure tanks ranging in capacity from two to sixty gallons, portable and stationary air compressors, replacement parts for these components, and accessories such as siphon cups, pressure cups, oil and water extractors, air and fluid regulators, ball valves, hose connections and fittings, air and fluid hoses, and paint heaters.

          Industrial equipment includes spray booths, paint circulating systems, air replacement systems, automatic spray coating machines, electrocoating systems, electrostatic rotating atomizers, and spray painting robots. Many industrial equipment installations are custom designed and engineered by the Company to satisfy the specific needs of its customers and include various standard and industrial equipment items as components.

          The spray finishing and coating application equipment comprises complete systems as well as components for the following seven basic coatings application methods: (1) "Compressed Air Atomization," a conventional method employing compressed air in the spray gun to atomize, disperse and deposit coating materials; (2) "Airless Spraying," a high speed spray method in which hydraulic pressure developed by a material handling pump is used to atomize the coating material by pumping it at high pressure through the nozzle of the airless spray gun; (3) "High Volume Low Pressure (HVLP)," an offshoot of the conventional air spray method, HVLP utilizes larger than normal volumes of air delivered at lower pressures to produce quality finishes while complying with certain environmental regulations governing the amounts of volatile organic compounds emitted to the atmosphere;
(4) "Electrostatic Spraying," a method which combines atomization of the coating material by one of the methods described in items (1) and (2) above with delivery of an electrical charge of the coating as it leaves the spray gun, thereby attracting it to a grounded product in much the same way as iron filings are attracted to a magnet; (5) "Powder Spraying," a recently developed method of applying a coating material in powder form, with delivery of an electrical charge to the coating as it leaves the spray gun as with Electrostatic Spraying, and then hardening the coating through the application of heat; (6) "Plural Component Spraying," the method used to apply plural component materials such as polyurethane foams, polyesters, gelcoats, epoxies and elastomers, and requiring special equipment for precise metering, mixing and dispensing of the resins, catalysts and accelerators which create such plural component materials; and (7) "Electrocoating," a process in which the product to be coated is immersed in and conveyed through a tank filled with water-suspended paint which is deposited by an electric current on all exposed surfaces of the product, including surfaces which cannot be reached by other methods.

          The Company is continually engaged in experimental work on various other coating systems. The Company spent approximately $4,265,000, $4,837,000 and $4,244,000 during the fiscal years ended November 30, 1994, 1993, and 1992, respectively, on research activities relating to the development of existing products or services, none of which was customer sponsored. Such research activities are conducted primarily by a wholly-owned subsidiary, Binks Research & Development Corporation, and by the Company's staff of engineers. Sames S.A., a French based wholly-owned subsidiary of the Company that was acquired on November 4, 1987, independently engages in research activities and spent approximately $2,982,000 on such activities during its last fiscal year.

          The Company markets its standard equipment in the United States through approximately thirteen branch offices, nine of which have warehouse facilities, and ap-proximately twenty-five sales offices strategically located throughout the coun-try. In addition, the Company distributes its standard equipment through numerous jobbers and dealers serving the industrial finish, refinish, mainte-nance painting, and painting contractor markets throughout the United States and Canada. The Company also manufactures special equipment for applications not requiring a high-quality finish.

          Although some industrial equipment systems are sold through jobbers, in most instances where the contract is in excess of $500,000 the Company deals directly with customers, usually industrial or manufacturing concerns, in the engineering and erection of major installations, particularly those which require highly specialized knowledge and experience.

          The following table shows the percent of total revenues of the Registrant and its consolidated subsidiaries for each of the last three fiscal years contributed by its two primary product lines: standard equipment and industrial equipment. None of the other product lines of the Registrant accounted for more than 10% of its total sales and revenues in any of the last three fiscal years.

       Year Ended              Standard              Industrial
       November 30             Equipment             Equipment
       -----------             ---------             ----------

           1992                   47.0%                  53.0%
           1993                   46.5%                  53.5%
           1994                   43.2%                  56.8%

           The Company's products are sold in Europe, Asia, Africa, Latin America and the Commonwealth Countries by the Registrant and its foreign subsidiaries. Financial information regarding revenue, operating profit and loss and identifiable assets attributable to each of the Registrant's geographic areas and information regarding export sales is contained in the Notes to Consolidated Financial Statements set forth in Part II of this report.

           The Company believes that it is the largest manufacturer of a broad line of spray finishing and coating application equipment. There are many other manufacturers of coating application equipment who also engage in other lines of business, principally Graco Incorporated, Illinois Tool Works and Nordson Corporation. The Company also competes in the United States with foreign manufactured products which up to this time have been unsuccessful in obtaining a significant share of the available market. As of November 30, 1994, approximately 1,682 persons were employed by the Company in the United States, Canada, England, Australia, Sweden, France, Belgium, Italy, Germany and Japan.

           The amount of business conducted with particular customers varies significantly from year to year. Sales to the automotive industry as a whole (which includes several different manufacturers as well as different divisions or facilities within some manufacturers) generally have accounted for between 10% and 15% of the Registrant's consolidated net sales in past years.

           The dollar amount of the Registrant's backlog of orders believed to be firm as of November 30, 1994 was approximately $33,586,000 as compared to approximately $46,249,000 as of November 30, 1993. All of the orders in backlog as of November 30, 1994 are expected to be filled within the current fiscal year. The dollar amount of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizeable contracts. The difference in backlog between November 30, 1994 and November 30, 1993 is attributable to these factors. The business of the Registrant is not materially affected by seasonal factors, and the Registrant's backlog is not generally a result of such factors.

           The Company purchases its requirements of aluminum, brass and steel in the form of bar stock, rolls, tubing and sheeting as well as in the form of castings and forgings which are manufactured by suppliers, for the most part from Company-owned dies and patterns. The Company also purchases certain components which it incorporates into its finished products such as electric motors, gasoline engines, switches and gauges. The materials and components purchased by the Company are readily available from a number of suppliers.

           The Company owns a number of United States and foreign patents pertaining to spray equipment, components, control and memory devices, pumps and valves, as well as presently pending applications for patents in the United States and foreign countries. The Company does not consider its business to be materially dependent on any single patent or group of patents, or any pending applications for patents. The Company has registered its trademark "Binks" in the United States and thirty-two foreign countries and has registered eleven additional trademarks in the United States.

           Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not materially affected the Company's capital expenditures, earnings or competitive position.

Item 2.    PROPERTIES

           The Company owns its plant and general offices in Franklin Park, Illinois which comprise 614,500 square feet of which 554,500 square feet are used for manufacturing and 60,000 square feet for office space.

           The Company owns its branch office and warehouse in Franklin Park, Illinois (situated in the premises described above), a branch office and warehouse in Dallas, Texas comprising approximately 25,000 square feet, a branch office and warehouse in Atlanta, Georgia comprising approximately 23,376 square feet and the building and land used by the Company's Poly-Craft Systems Division in Cottage Grove, Oregon comprising approximately 24,000 square feet. The Company's Poly-Craft Systems Division sold an office and warehouse facility in Burbank, California comprising approximately 13,700 square feet in December, 1994 after construction of its facility in Cottage Grove, Oregon was completed. The Company's branch and sales offices operate from 35 other locations in the United States, fifteen of which are leased premises and nine of which include warehousing space. An aggregate of approximately 160,000 square feet is leased at such locations. The Company does not regard any such leased premises to be material.

           The Registrant's foreign subsidiaries own and occupy manufacturing and office facilities aggregating approximately 250,000 square feet and lease property for such purposes aggregating approximately 130,000 square feet.

           The Company considers its plants and physical properties to be in good condition.

Item 3.    LEGAL PROCEEDINGS

           In a case captioned CONTINENTAL PARTNERS GROUP, INC. V. BINKS MANUFACTURING CO., No. 91 L 17815, filed on November 5, 1991 in the Circuit Court of Cook County, Illinois (the "Action"), Continental Partners Group, Inc. ("Continental") seeks recovery from the Company of $902,700 which Continental alleges is due under the terms of a contract between Continental and the Company dated February 20, 1990. The Action also seeks interest and costs. The Company has filed an answer in the Action, denying any liability to Continental under the contract alleged, and asserting that the contract with Continental was terminated by the Company without further liability to Continental. The claims in the Action are being vigorously contested by the Company and the Company believes that it has meritorious defenses to such claims.

           On July 2, 1993, a judgment was entered against the Company in a civil action instituted by Graco, Inc., GRACO, INC. V. BINKS MANUFACTURING COMPANY, No. 93-1494, in the United States District Court in Houston, Texas, alleging infringement of a U.S. Patent held by Graco. The judgment provides for a total award of $2.75 million against the Company. This total consists of $433,000 in actual damages, which were trebled to $1,299,000; $525,000 awarded for plaintiff's legal fees, $150,000 awarded for plaintiff's expenses, and pre-judgment interest of approximately $779,000. The Company has appealed the judg-ment and oral arguments were held in April of 1994. No decision has been rendered on the appeal. The amount of any potential liability is uncertain and the Company believes that there are meritorious arguments in its appeal. Thus, no provision for any liability has been made in the financial statements.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


           The executive officers of the Registrant are listed below.

           BURKE B. ROCHE, age 81, has been an officer of the Registrant since 1947, and since 1949, he has been President and Chief Executive Officer of the Registrant.

           DORAN J. UNSCHULD, age 71, has been an officer of the Registrant since 1965. He is presently Vice President and Secretary of the Registrant.

           WILLIAM W. ROCHE, age 69, became an officer of the Registrant in 1952. During 1994, he served as Assistant Secretary and Assistant Treasurer of the Registrant.

           STEPHEN R. KENNEDY, age 61, has been an officer of the Registrant since 1971 and is presently Assistant Secretary and Assistant Treasurer of the Registrant.

           ERNEST F. WATTS, age 57, has been an officer of the Registrant since 1980 and is presently Vice President of the Registrant.

           JEFFREY W. LEMAJEUR, age 33, has been an officer of the Registrant since 1992 and is presently Treasurer of the Registrant.

- ------------------------

Notes:

1.     All officers' terms expire in 1995.

2. Stephen R. Kennedy is married to the niece of Messrs. Burke B. and William W. Roche. Ernest F.

       Watts is the nephew of Messrs. Burke B. and William W. Roche. There are no other family relationships among the executive officers of the Registrant.

3. Each of the foregoing officers has been employed by the Registrant for more than five years except for Jeffrey W. Lemajeur, who has been an employee of the Registrant since October of 1991. Prior to his employ-ment with the Registrant, Mr. Lemajeur was employed from March 1990 to October 1991 by Reuters Holdings PLC, of Chicago, Illinois, in the capacity of Finance and Administration Manager. At Reuters, Mr. Lemajeur was in charge of operational accounting and internal financial reporting for Reuters' Midwest Region and supervised twenty employees. From December of 1987 until March of 1990, Mr. Lemajeur served as the Accounting Manager for Lane Industries in Northbrook, Illinois. There, he was responsible for operational accounting and both internal and external financial reporting.

                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED SECURITY HOLDER MATTERS

           The Company's capital stock is traded on the American and Chicago Stock Exchanges. The high and low prices for each quarterly period within the two most recent fiscal years, as reported by such exchanges, and the dividends declared during such periods with respect to the capital stock of the Company are as follows:

                                                              Cash
                                                             (Stock)
                                                             Dividend
 Quarter Ending             High(1)         Low(1)           Declared
 -----------------         ------         --------          Per Share(1)
                                                            ---------

 February 28, 1993         25 13/16       21 19/64             .238

 May 31, 1993              26 11/64       23 17/32             (3%)
 August 31, 1993           23 3/4         21 1/8               (2%)

 November 30, 1993         23 5/8         22                   .125

 February 28, 1994         23 1/2         21 7/8                .10
 May 31, 1994              23 1/4         21 1/4                .10

 August 31, 1994           22 1/4         19 1/2                 -

 November 30, 1994         22 5/8         19 3/8                .10

          As of November 30, 1994, there were approximately 1371 registered holders of the Company's capital stock, which is the only class of equity securities of the Company outstanding. Effective January 17, 1994, Harris Trust and Savings Bank, Chicago, Illinois replaced NBD Bank, N.A., as the transfer agent and registrar of the Company's capital stock.


- -----------------------

(1) All figures are adjusted to reflect the three percent stock dividend paid on June 22, 1993 and the two percent stock dividend paid on August 2, 1993.

ITEM 6.   SELECTED FINANCIAL DATA

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Five years ended November 30, 1994
(not covered by Independent Auditors' Report)

- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED NOVEMBER 30
                                                -------------------------------------------------------------------------
                                                 1994             1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------------
Net sales                                    $ 243,599,000    210,405,000    223,680,000    222,171,000    279,297,000
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effects
 of changes in accounting principles             3,415,000      1,331,000      1,414,000      1,214,000      5,786,000
Cumulative effect to December 1, 1991
 of change in accounting for income taxes             -              -           195,000(b)        -              -
Cumulative effect to December 1,
 1989 of changing overhead recorded in
 inventory                                            -              -              -              -           930,000(a)
- -------------------------------------------------------------------------------------------------------------------------

Net earnings                                 $   3,415,000      1,331,000      1,609,000      1,214,000      6,716,000
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Earnings per share before cumulative
 effects of changes in accounting
 principles                                           1.11            .44            .48            .41           1.97
Cumulative effect to December 1,
 1991 of change in accounting
 for income taxes                                       -              -             .07(b)          -              -
Cumulative effect to December 1,
 1989 of changing overhead recorded
 in inventory                                           -              -              -              -             .31(a)
- -------------------------------------------------------------------------------------------------------------------------

Net earnings per share                       $        1.11            .44            .55            .41           2.28
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Cash dividends per share                     $         .30            .36           1.00           1.10           1.15
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Total assets                                 $ 193,364,000    179,999,000    178,250,000    184,160,000    206,514,000
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Long-term debt                               $  38,114,000     34,136,000     33,391,000     30,545,000     11,410,000
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenues generated from operations constitute the primary source of the Company's liquidity. Short-term funds are provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for borrowings and bankers acceptances. The total amount available for borrowing under existing lines of credit in excess of outstanding borrowings and bankers acceptances was approximately $28,278,000 at November 30, 1994.

The Company's cash balances decreased $1,600,000 for the year ended November 30, 1994. The net decrease was the result of $4,681,000 used in operating activities principally due to a decrease in accounts payable, $3,872,000 used in investing activities chiefly for purchases of property, plant, and equipment, $6,321,000 provided by financing activities from the issuance of long-term debt and an increase in short-term borrowings offset by the payment of dividends, and a $632,000 increase based on the changes in foreign exchange rates during the year.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

On November 2, 1994 the Company agreed to enter into a $5,000,000 line of credit arrangement with the American National Bank and Trust Company of Chicago as a supplement to its existing lines of credit. As of November 30, 1994, $4,200,000 had been borrowed under this agreement.

In 1994 and 1993, the Company paid cash dividends on its capital stock in the aggregate amounts of $926,651 and $1,121,437, respectively.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

Net sales increased $33,194,000, or 16%, in 1994 to $243,599,000. Domestic sales increased $18,596,000, or 17%, to $126,453,000 in 1994. The split between domestic and international sales was 52% domestic and 48% international in 1994. In 1993, domestic sales represented 51% of consolidated sales and international sales represented 49% of consolidated sales. International sales increased $14,598,000, or 14%, to $117,146,000 in 1994. The increase was the result of improved domestic economic conditions as well as improving market acceptance of technologies introduced in recent years.

Gross profit increased $4,887,000 in 1994 largely because of the increase in sales. The percentage of gross profit to sales decreased to 31% in 1994 from 34% in 1993 primarily because of an increase in lower margin large contracts. Selling, general, and administrative expenses increased $2,118,000, or 3%, from 1993 to 1994.

Interest expense increased $146,000, or less than 1%, due to higher U.S. interest rates offset by a reduction in interest-bearing debt of the Company outstanding during 1994 as compared to 1993.

Contributions to employee profit sharing funds are based on profitability of the parent company and certain subsidiaries that have profit sharing funds. Annual amounts will vary according to contribution formulas and the related yearly profits. Contributions of $132,000 were made in 1994 compared to $480,000 in 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS, CONT.

Other income, which increased $603,000 in 1994, includes interest income, exchange gains and losses, and gains on sales of fixed assets. The amount of other income will vary based on cash balances, prevailing interest rates, the number and condition of fixed asset replacements, and the effectiveness of currency hedging programs. In 1994, the Company sold a parcel of undeveloped land at a pretax gain of $960,000 (see note 17 to consolidated financial statements).

Income taxes were 39% of pretax income in 1994 as compared to 32% in 1993. The percentage increase related to refunds of income taxes in Germany which were substantially larger in 1993 than in 1994.

Equity earnings went from a $50,000 loss in 1993 to a $17,000 loss in 1994.

Net earnings increased $2,084,000 to $3,415,000 in 1994 when compared to net earnings of $1,331,000 in 1993. This 157% increase is the result of all of the factors mentioned above. There were no significant adjustments in the fourth quarter of 1994.

1993 COMPARED TO 1992

Net sales decreased $13,275,000, or 6%, in 1993 to $210,405,000. Domestic sales decreased $1,162,000, or 1%, to $107,857,000 in 1993. The split between domestic and international sales was 51% domestic and 49% international in 1993. In 1992, domestic sales represented 49% of consolidated sales and international sales represented 51% of consolidated sales. International sales decreased $12,113,000, or 11%, to $102,548,000 in 1993. The majority of the international sales decrease was attributable to the strengthening of the U.S. dollar against most currencies. 1993 international sales would have been $8,331,000 higher if average 1992 exchange rates were still prevailing.

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

Interest expense decreased $872,000, or 25%, due to the lower interest rates prevailing throughout much of the world and a reduction in interest-bearing debt of the Company outstanding during 1993.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS, CONT.

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

Earnings for the fourth quarter of 1993 were adversely affected by adjustments due to the difference between estimated and actual year-end inventories of $757,000 and asset valuation adjustments of $110,000. The Company is in the process of implementing a perpetual inventory system for its domestic operations to improve the accounting for inventories at interim dates. The Company believes the new system will be fully operational in 1995. The Company also recorded adjustments relating to income tax refunds in Germany and a reduction of the deferred tax asset valuation allowance in Italy in the fourth quarter of 1993. These adjustments increased net earnings by $755,000.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                 BINKS MANUFACTURING COMPANY
                 AND CONSOLIDATED SUBSIDIARIES
                 Franklin Park, Illinois

                 Form 10-K

                 Consolidated Financial Statements
                 Submitted in Response to Item 8

                 Fiscal years ended November 30, 1994, 1993, and 1992

                 (With Independent Auditors' Report Thereon)

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES





TABLE OF CONTENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                         Page(s)
                                                                         -------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .      16
Financial Statements:
  Consolidated Balance Sheets, November 30, 1994 and 1993. . . . . .     17-18
  Consolidated Statements of Earnings, years ended
    November 30, 1994, 1993, and 1992. . . . . . . . . . . . . . . .     19
  Consolidated Statements of Stockholders' Equity, years
    ended November 30, 1994, 1993, and 1992. . . . . . . . . . . . .     20
  Consolidated Statements of Cash Flows, years ended
    November 30, 1994, 1993, and 1992. . . . . . . . . . . . . . . .     21-22
  Notes to Consolidated Financial Statements . . . . . . . . . . . .     23-39

                                                    Schedule
                                                    --------
Schedule:
  Valuation and Qualifying Accounts. . . . . . . .     II                 40


All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements and related notes.

[PEAT MARWICK LOGO] [PEAT MARWICK LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Binks Manufacturing Company:


We have audited the consolidated financial statements of Binks Manufacturing Company (the Company) and consolidated subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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


                                        /s/ KPMG PEAT MARWICK LLP


Chicago, Illinois
February 10, 1995

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

November 30, 1994 and 1993

- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

                    Assets                                       1994             1993
- -------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                              $     8,563,975       10,164,037
   Receivables, net                                            68,213,783       61,689,199
   Inventories                                                 74,910,746       70,898,201
   Other current assets                                         4,308,213        2,786,142
- -------------------------------------------------------------------------------------------

Total current assets                                          155,996,717      145,537,579
- -------------------------------------------------------------------------------------------


Investments and other assets:
   Investments in and advances to
      unconsolidated subsidiaries                               1,090,926        1,107,741
   Goodwill                                                     2,779,257        2,863,485
   Deferred income taxes                                          642,550          885,476
   Patents and trademarks                                         581,352          549,915
   Other investments and assets                                 4,889,211        2,876,426
- -------------------------------------------------------------------------------------------

Total investments and other assets                              9,983,296        8,283,043
- -------------------------------------------------------------------------------------------

Property, plant, and equipment, at cost:
   Land                                                         2,148,550        2,176,662
   Buildings                                                   20,768,675       19,005,121
   Machinery and equipment                                     36,247,047       33,607,062
- -------------------------------------------------------------------------------------------

                                                               59,164,272       54,788,845

   Less accumulated depreciation                               31,780,447       28,610,479
- -------------------------------------------------------------------------------------------

Net property, plant, and equipment                             27,383,825       26,178,366
- -------------------------------------------------------------------------------------------

                                                          $   193,363,838      179,998,988
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

November 30, 1994 and 1993

- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1994                1993
- ------------------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable to banks                                           $   3,744,188             330,000
  Bank overdrafts                                                      1,913,398           1,284,888
  Current maturities of long-term debt                                   766,733             759,052
  Accounts payable                                                    35,285,881          38,208,858
  Accrued employees' profit sharing contributions                        307,148             317,537
  Accrued expenses:
    Payrolls, commissions, etc.                                        6,631,078           5,808,864
    Taxes, other than income taxes                                     1,429,858           1,216,828
    Other                                                              5,442,583           3,862,055
  Income taxes                                                         1,236,725           1,546,470
- ------------------------------------------------------------------------------------------------------

Total current liabilities                                             56,757,592          53,334,552
Deferred compensation                                                  7,833,384           7,379,826
Deferred income taxes                                                    430,845             380,559
Long-term debt, less current maturities                               38,114,463          34,136,500
- ------------------------------------------------------------------------------------------------------

Total liabilities                                                    103,136,284          95,231,437
- ------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Capital stock, $1 par value.  Authorized 12,000,000 shares;
    issued 3,088,837 shares in 1994 and 1993                           3,088,837           3,088,837
  Additional paid-in capital                                          24,504,446          24,504,446
  Retained earnings                                                   63,908,974          61,420,211
  Foreign currency translation adjustments                            (1,274,703)         (4,245,943)
- ------------------------------------------------------------------------------------------------------

Total stockholders' equity                                            90,227,554          84,767,551

Commitments and contingencies (notes 12, 13, and 15)
- ------------------------------------------------------------------------------------------------------

                                                                   $ 193,363,838         179,998,988
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

Consolidated Statements of Earnings

Years ended November 30, 1994, 1993, and 1992


- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
                                                                    1994                1993                1992
- ---------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 243,598,662         210,404,590         223,680,409
Cost of goods sold                                              167,261,002         138,953,746         149,660,854
- ---------------------------------------------------------------------------------------------------------------------

Gross profit                                                     76,337,660          71,450,844          74,019,555
Selling, general, and administrative expenses                    68,624,007          66,506,027          68,328,605
- ---------------------------------------------------------------------------------------------------------------------

Operating income                                                  7,713,653           4,944,817           5,690,950
- ---------------------------------------------------------------------------------------------------------------------

Other expenses (income):
 Interest expense                                                 2,767,138           2,621,137           3,493,503
 Contributions to employees' profit sharing funds                   132,349             479,944             160,168
 Other income, net                                                 (781,141)           (178,354)         (1,162,692)
- ---------------------------------------------------------------------------------------------------------------------
                                                                  2,118,346           2,922,727           2,490,979
- ---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, equity in earnings (loss)
 of unconsolidated subsidiaries, and cumulative
 effect of change in accounting principle                         5,595,307           2,022,090           3,199,971
Income taxes                                                      2,163,078             641,226           1,569,038
- ---------------------------------------------------------------------------------------------------------------------
Earnings before equity in earnings (loss) of
 unconsolidated subsidiaries and cumulative
 effect of change in accounting principle                         3,432,229           1,380,864           1,630,933
Equity in earnings (loss) of unconsolidated subsidiaries            (16,815)            (50,000)           (217,005)
- ---------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change
 in accounting principle                                          3,415,414           1,330,864           1,413,928
Cumulative effect to December 1, 1991 of change
 in accounting for income taxes (note 9)                                  -                   -             194,956
- ---------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $   3,415,414           1,330,864           1,608,884
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Earnings per share before cumulative effect of
 change in accounting principle                                        1.11                 .44                 .48
Cumulative effect per share
 to December 1, 1991 of change
 in accounting for income taxes (note 9)                                  -                   -                 .07
- ---------------------------------------------------------------------------------------------------------------------
Net earnings per share                                        $        1.11                 .44                 .55
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Years ended November 30, 1994, 1993, and 1992

- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
                                                                                 Foreign
                                                        Additional               currency
                                           Capital       paid-in     Retained   translation    Treasury
                                            stock        capital     earnings   adjustments     shares         Total
- --------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1991            $  3,061,929   24,367,869   66,105,298    (841,264)   (3,367,758)   89,326,074

Net earnings                                    -            -       1,608,884        -            -         1,608,884

Foreign currency translation adjustments        -            -            -       (291,293)        -          (291,293)

Cash dividends ($1.00 per share)                -            -      (2,941,317)       -            -        (2,941,317)
- --------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1992               3,061,929   24,367,869   64,772,865  (1,132,557)   (3,367,758)   87,702,348

Net earnings                                    -            -       1,330,864        -             -        1,330,864

Foreign currency translation adjustments        -            -            -     (3,113,386)         -       (3,113,386)

Stock dividends                               26,908      136,577   (3,562,081)       -        3,367,758       (30,838)

Cash dividends (36-1/3 cents per share)         -            -      (1,121,437)       -             -       (1,121,437)
- --------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1993               3,088,837   24,504,446   61,420,211  (4,245,943)         -       84,767,551

Net earnings                                    -            -       3,415,414        -             -        3,415,414

Foreign currency translation adjustments        -            -            -      2,971,240          -        2,971,240

Cash dividends (30 cents per share)             -            -        (926,651)       -             -         (926,651)
- --------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1994            $  3,088,837   24,504,446   63,908,974  (1,274,703)         -       90,227,554
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended November 30, 1994, 1993, and 1992

- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
                                                                    1994                1993                1992
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                  $  3,415,414           1,330,864           1,608,884
 Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Cumulative effect to December 1, 1991
      of change in accounting for income taxes                            -                   -            (194,956)
     Depreciation and amortization:
      Property, plant, and equipment                              3,270,696           3,210,826           3,442,773
      Goodwill and other                                            200,812             154,520             225,227
     Equity in (earnings) loss of unconsolidated
      subsidiaries                                                   16,815              50,000             217,005
     Deferred compensation, net of payments                         465,281             456,381             261,399
     Deferred income taxes                                         (121,917)            (52,209)            290,762
     Other, net                                                    (618,390)            162,818            (633,740)
     Cash provided by (used in) changes in:
      Receivables                                                (3,098,842)         (2,610,239)           (108,093)
      Inventories                                                (2,077,136)         (3,421,581)          6,116,989
      Other current assets                                       (1,333,348)          1,402,201            (625,916)
      Accounts payable                                           (6,601,393)          9,227,181            (496,487)
      Accrued employees' profit sharing
        contributions                                              (349,861)            422,077              83,601
      Accrued expenses                                            3,250,586             497,402          (2,783,655)
      Income taxes                                               (1,099,569)            206,822          (1,122,785)
- ---------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities              (4,680,852)         11,037,063           6,281,008
- ---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchase of property, plant, and equipment                      (4,184,878)         (3,881,031)         (4,971,695)
 Proceeds from sale of property, plant, and equipment             1,614,888              44,292           1,585,426
 Purchase of other investments and assets                                 -                   -            (396,600)
 Decrease in advances to an affiliate and an
   unconsolidated subsidiary                                              -                   -             480,900
 Increase in other assets                                        (1,301,923)         (1,278,962)           (662,436)
- ---------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                          $ (3,871,913)         (5,115,701)         (3,964,405)
- ---------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
                                                                       1994                1993                1992
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Cash dividends paid                                            $  (926,651)         (1,121,437)         (2,941,317)
 Payments for fractional shares relating to
   stock dividends                                                        -             (30,838)                  -
 Proceeds from long-term borrowings                               4,381,897           1,247,400           4,092,587
 Net increase (decrease) in short-term borrowings                 3,809,812          (2,574,854)         (5,478,938)
 Principal payments on long-term debt                              (944,452)           (657,518)           (959,088)
- ---------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities               6,320,606          (3,137,247)         (5,286,756)
- ---------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                             632,097            (271,771)            173,198
- ---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (1,600,062)          2,512,344          (2,796,955)

Cash and cash equivalents at beginning of year                   10,164,037           7,651,693          10,448,648
- ---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                        $ 8,563,975          10,164,037           7,651,693
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures --
 cash paid for:
   Interest                                                     $ 2,559,000           2,441,000           3,530,000
   Income taxes                                                   4,012,000           3,104,000           3,662,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

November 30, 1994, 1993, and 1992

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

    (F) PROPERTY, PLANT, AND EQUIPMENT

    Depreciation of property, plant, and equipment is computed primarily by the straight-line method using the following useful lives:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
        Classification                                                  Years
- --------------------------------------------------------------------------------
    Buildings                                                           25-50
    Machinery and equipment                                              4-12
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

    (H) RESEARCH AND DEVELOPMENT EXPENSES

    Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $4,265,000, $4,837,000, and $4,244,000 in 1994, 1993, and 1992, respectively.

    (I) NET EARNINGS PER SHARE

    Net earnings per share are based on the weighted average number of shares of capital stock outstanding (3,088,837 shares in 1994, 3,010,999 shares in 1993 and 2,941,317 shares in 1992).

    (J) CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with original maturities of three months or less.

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    (K) GOODWILL

    Goodwill represents excess costs of acquired companies over the fair value of their net tangible assets. These excess costs related to subsidiaries acquired are being amortized on a straight-line basis over 40 years.

    (L) FOREIGN EXCHANGE CONTRACTS

    Certain domestic and foreign subsidiaries enter into foreign exchange contracts as a hedge against accounts receivable and accounts payable denominated in currencies other than the currency used in the subsidiaries' country of incorporation. Market value gains and losses on the foreign exchange contracts are recognized and offset the foreign exchange gains or losses on the related accounts receivable and accounts payable.

    (M) RECLASSIFICATIONS

    Certain amounts in the 1993 and 1992 financial statements, as previously reported, have been reclassified to conform to 1994 presentation.

    (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value approximates the carrying value for all financial instruments, with the exception of long-term debt, for which the fair value is less than the carrying value by an amount which is immaterial to the consolidated financial statements.


(2) RECEIVABLES

    Net receivables are comprised of the following at November 30:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                        1994           1993
- --------------------------------------------------------------------------------
    Trade                                          $ 66,554,643     59,074,941
    Unconsolidated subsidiaries                       1,267,945      1,185,004
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                 636,468        272,225
    Other                                             2,249,566      3,129,161
- --------------------------------------------------------------------------------
                                                     70,708,622     63,661,331
    Less allowance for doubtful receivables           2,494,839      1,972,132
- --------------------------------------------------------------------------------
                                                   $ 68,213,783     61,689,199
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Comparative information with respect to uncompleted long-term equipment installation contracts at November 30 follows:


- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------
                                                                    1994           1993
- --------------------------------------------------------------------------------------------
    Expenditures and estimated earnings on
     uncompleted contracts                                     $  9,248,871      7,991,136
       Less applicable billings                                  10,872,917      7,726,797
- --------------------------------------------------------------------------------------------

                                                               $ (1,624,046)       264,339
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

    Included in the accompanying balance sheets:
     Costs and estimated earnings in excess of billings
       on uncompleted contracts included in receivables             636,468        272,225
     Billings in excess of costs and estimated earnings
       on uncompleted contracts included in
       accounts payable                                          (2,260,514)        (7,886)
- --------------------------------------------------------------------------------------------

                                                               $ (1,624,046)       264,339
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------


(3) INVENTORIES

    Inventories at November 30 are summarized as follows:

- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------
                                                                    1994           1993
- --------------------------------------------------------------------------------------------
    Finished goods and service parts                           $ 38,945,906     34,626,615
    Work in process                                              33,275,077     33,425,901
    Raw material                                                  2,689,763      2,845,685
- --------------------------------------------------------------------------------------------

                                                               $ 74,910,746     70,898,201
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
(4) CONSOLIDATED FOREIGN SUBSIDIARIES

    Financial data relating to the consolidated foreign subsidiaries is summarized as follows:

- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

                                     1994                 1993                1992
- ---------------------------------------------------------------------------------------
    Total assets                 $ 90,888,000          85,501,000          84,807,000
    Total liabilities              52,003,000          49,210,000          47,020,000
- ---------------------------------------------------------------------------------------

    Equity                       $ 38,885,000          36,291,000          37,787,000
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

    Net sales                    $117,146,000         102,548,000         114,659,000
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

    Net earnings                 $    856,000           2,318,000           2,572,000
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------


(5) INTANGIBLE ASSETS

    The cost and accumulated amortization of intangible assets are summarized as follows:

- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

                                               1994                          1993
                                   ----------------------------  ----------------------------
                                                   Patents and                  Patents and
                                    Goodwill       trademarks     Goodwill      trademarks
- ---------------------------------------------------------------------------------------------
    Cost                           $3,368,533        991,358      3,368,533        903,095
    Accumulated amortization         (589,276)      (410,006)      (505,048)      (353,180)
- ---------------------------------------------------------------------------------------------

                                   $2,779,257        581,352      2,863,485        549,915
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------


                                                                     (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
(6) UNCONSOLIDATED SUBSIDIARIES

    Financial data relating to an unconsolidated domestic and two foreign subsidiaries are summarized below. All intercompany transactions have been eliminated.

- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

                                            1994          1993            1992
- ----------------------------------------------------------------------------------
    Total assets                       $ 5,429,000      5,433,000      5,389,000
    Total liabilities                    6,520,000      5,395,000      4,881,000
- ----------------------------------------------------------------------------------

    Equity                             $(1,091,000)        38,000        508,000
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

    Net sales                          $ 2,668,000      5,293,000      4,541,000
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

    Net loss                           $(1,117,000)      (452,000)      (638,000)
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

    Equity in earnings (loss)          $   (17,000)       (50,000)      (217,000)
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------


(7) LINES OF CREDIT

    The Company had unused lines of credit, in excess of the support for domestic borrowings and other obligations, of $28,278,000, at November 30, 1994:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Foreign                                                          $15,878,000
    Domestic                                                          12,400,000
- --------------------------------------------------------------------------------
                                                                     $28,278,000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                                                    (Continued)

- --------------------------------------------------------------------------------
(8) LONG-TERM DEBT

    Consolidated long-term debt consists of the following at November 30:

- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

                                                                         1994           1993
- -------------------------------------------------------------------------------------------------
    6.12% to 6.85% in 1994 and 4.18% to 6.00% in 1993
       note payable and bankers acceptances
       due in various maturities through February 21, 1995
       under lines of credit expiring in 1997                        $19,800,000     31,832,000

    7.14% senior notes maturing through 2008                          15,000,000              -

    Obligations under capital leases                                   1,008,149        917,747

    Secured loans:
       Interest free maturing through 1998                               334,076        270,681
       10.25% maturing through 1995                                       53,124        230,320
       Interest free maturing in 2003                                    510,977              -
       10.10% maturing in 1994                                                 -        309,918
       7.35% in 1994 and 11.00% in 1993 maturing through 2000            433,481        443,208
       9.75% to 10.20% maturing in 1994                                        -         89,789
       7.20% maturing through 2001                                       877,320              -
       9.75% maturing through 1995                                        54,734        142,744
       6.00% maturing through 1996                                       303,354        294,720
       9.75% maturing through 2000                                       187,973        195,249
       10.40% maturing in 1996                                           318,008        169,176
- -------------------------------------------------------------------------------------------------

                                                                      38,881,196     34,895,552

       Less current maturities                                           766,733        759,052
- -------------------------------------------------------------------------------------------------

    Long-term debt, less current maturities                          $38,114,463     34,136,500
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

    The aggregate maturities of long-term debt due in each of the years 1995 through 1999 are $766,733, $1,126,050, $20,291,679, $282,614 and
    $1,536,790, respectively.


                                                                     (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
(9) INCOME TAXES

    The Company files a consolidated Federal income tax return which includes all U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the Parent company.

    No provision is made for U.S. Federal income taxes which would be payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $33,231,000 at November 30, 1994, were to be distributed, the resulting U.S. Federal income taxes would be largely offset by available foreign tax credits. The 1994 taxable income of the U.S. parent company includes $1,234,000 in dividends from its foreign subsidiaries and $1,091,000 in foreign taxes deemed paid on the dividends. Available foreign tax credits at November 30, 1994 totaled $1,433,000 arising from the payment of dividends from foreign subsidiaries.

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

    Income tax expense (benefit) is comprised as follows:

- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
                                                                     State
                                      U.S.                            and
                                     Federal         Foreign         local         Total
- ---------------------------------------------------------------------------------------------
    1994:
       Current                    $ 1,707,915        592,479        202,678      2,503,072
       Deferred                      (212,452)      (127,542)             -       (339,994)
- ---------------------------------------------------------------------------------------------

                                  $ 1,495,463        464,937        202,678      2,163,078
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

    1993:
       Current                         16,152      1,683,988        (25,016)     1,675,124
       Deferred                      (440,924)      (592,974)             -     (1,033,898)
- ---------------------------------------------------------------------------------------------

                                  $  (424,772)     1,091,014        (25,016)       641,226
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

    1992:
       Current                     (1,105,533)     1,387,842        (80,000)       202,309
       Deferred                       728,316        558,413         80,000      1,366,729
- ---------------------------------------------------------------------------------------------

                                  $  (377,217)     1,946,255              -      1,569,038
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

                                                                     (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
    Actual income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

                                                                    1994            1993          1992
- ------------------------------------------------------------------------------------------------------------
    Computed "expected" tax expense (34%
       in 1994, 1993, and 1992)                                  $1,903,000        688,000      1,088,000
    Difference between U.S. and foreign tax rates                   132,000        424,000        662,000
    Nondeductible expenses                                          319,000        326,000        279,000
    State and local income taxes, net of
       Federal income tax benefit                                   134,000        (17,000)             -
    Research tax credit                                             (60,000)      (149,000)      (327,000)
    Foreign local (other than income) taxes                         (47,000)      (155,000)      (110,000)
    Change in the beginning-of-the-year balance of
       the valuation allowance for deferred tax assets
       allocated to income tax expense                              869,000       (198,000)        42,000
    Refund of foreign taxes resulting from distribution
       of prior years' earnings                                    (256,000)      (665,000)             -
    Benefit not recorded for foreign net operating loss             195,000        385,000              -
    Foreign tax credits in excess of domestic taxes
       on dividends from foreign subsidiaries                      (858,000)             -              -
    Other items                                                    (167,922)         2,226        (64,962)
- ------------------------------------------------------------------------------------------------------------
    Provision for income taxes                                   $2,163,078        641,226      1,569,038
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

    The significant components of deferred income tax expense (benefit) attributable to pretax income for the year ended November 30, 1994 and 1993 are as follows:

- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

                                                                                   1994           1993
- ------------------------------------------------------------------------------------------------------------
    Deferred tax expense (benefit) (exclusive of the effect of the other
      component listed below)                                                  $(1,208,994)      (835,898)

    Increase (decrease) in beginning-of-the-year balance of the
      valuation allowance for deferred tax assets                                  869,000       (198,000)
- ------------------------------------------------------------------------------------------------------------

                                                                               $  (339,994)    (1,033,898)
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------


                                                                    (Continued)

- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

                                                          1994                1993                1992
- ------------------------------------------------------------------------------------------------------------
    Earnings (loss) before income taxes, equity
       in earnings or loss of unconsolidated
       subsidiaries, and cumulative effect of
       change in accounting principle:
          Domestic                                     $4,408,000          (1,485,000)         (1,247,000)
          Foreign                                       1,187,000           3,507,000           4,447,000
- ------------------------------------------------------------------------------------------------------------

                                                       $5,595,000           2,022,000           3,200,000
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1994 and 1993 are presented below.

- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
                                                                              1994                1993
- -----------------------------------------------------------------------------------------------------------
    Deferred tax assets:
       Deferred compensation                                               $2,325,000           2,122,000
       Inventories                                                            462,000             326,000
       Allowance for doubtful receivables                                     336,000             160,000
       Foreign tax credit carryforward                                      1,433,000                   -
       Investment in limited partnership                                      255,000             257,000
       Accrued expenses                                                       606,000             625,000
       Other, net                                                                   -             162,000
- -----------------------------------------------------------------------------------------------------------
    Total gross deferred tax assets                                         5,417,000           3,652,000
       Less valuation allowance                                               869,000                   -
- -----------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                               4,548,000           3,652,000
- -----------------------------------------------------------------------------------------------------------

    Deferred tax liabilities:
       Plant and equipment, principally due to differences in
          depreciation and capitalized interest                             2,180,000           2,195,000
       Long-term contracts                                                    216,000              70,000
       Other, net                                                             413,000                   -
- -----------------------------------------------------------------------------------------------------------

    Total gross deferred liabilities                                        2,809,000           2,265,000
- -----------------------------------------------------------------------------------------------------------

    Net deferred tax assets                                                $1,739,000           1,387,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    The valuation allowance for deferred tax assets as of December 1, 1991 was $156,000. The net change in the total valuation allowance for the years ended November 30, 1994, 1993, and 1992 was an increase of $869,000, a decrease of $198,000, and an increase of $42,000, respectively.


                                                                     (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
     The U.S. Federal income tax returns of the Company have been examined through November 30, 1986. An examination of the years ended November 30, 1988, November 30, 1989, November 30, 1991, and November 30, 1992 is currently in progress.


(10) EMPLOYEE BENEFITS

     The Company and certain subsidiaries maintain profit sharing plans covering most of their employees. Additionally, the Company maintains a deferred compensation plan for officers and key employees. The total expense related to these plans was $781,000 in 1994, $1,078,000 in 1993, and $640,000 in 1992.


(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of quarterly financial data for the years ended November 30, 1994 and 1993 follows:

- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

                                                                QUARTER ENDED
                                  ------------------------------------------------------------------------
                                   Feb.28,1994         May 31,1994         Aug.31,1994         Nov.30,1994
- -----------------------------------------------------------------------------------------------------------
    Net sales                     $53,240,000          59,347,000          55,543,000          75,469,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    Gross profit                  $17,142,000          19,545,000          20,377,000          19,274,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    Net earnings                  $   727,000           1,180,000             645,000             863,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    Net earnings per share        $       .24                 .38                 .21                 .28
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------


                                                                QUARTER ENDED
                                  ------------------------------------------------------------------------
                                   Feb.28,1993         May 31,1993         Aug.31,1993         Nov.30,1993
- -----------------------------------------------------------------------------------------------------------

    Net sales                     $47,140,000          53,775,000          53,871,000          55,619,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    Gross profit                  $16,968,000          18,966,000          18,065,000          17,452,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    Net earnings                  $   615,000             445,000             255,000              16,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

    Net earnings per share        $       .20                 .15                 .08                 .01
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

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


                                                                     (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
(12) LEASES

     The following is an analysis of the leased property under capital leases included in property, plant, and equipment at November 30:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                         1994           1993
- --------------------------------------------------------------------------------
     Land                                            $   33,496         31,800
     Buildings                                          512,915        486,945
     Machinery and equipment                            796,618        657,449
- --------------------------------------------------------------------------------
                                                      1,343,029      1,176,194
     Less accumulated depreciation                      418,488        408,829
- --------------------------------------------------------------------------------

                                                     $  924,541        767,365
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 1994:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
     Year ending November 30:
            1995                                                    $  297,824
            1996                                                       178,143
            1997                                                       156,119
            1998                                                        89,189
            1999                                                        45,973
     Later years (through 2063)                                      2,942,131
- --------------------------------------------------------------------------------

     Total                                                           3,709,379
     Less amount representing interest                               2,701,230
- --------------------------------------------------------------------------------

     Present value of net minimum lease payments                    $1,008,149
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Company occupies certain offices and uses certain equipment under operating lease arrangements. A summary of rent expense under such arrangements follows:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Year ended                                                        Total
     November 30                                                      expense
- --------------------------------------------------------------------------------
        1994                                                        $2,707,000
        1993                                                         2,476,000
        1992                                                         2,463,000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                                                     (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1994:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Year ending
     November 30
- --------------------------------------------------------------------------------
        1995                                                         $1,445,000
        1996                                                          1,212,000
        1997                                                            883,000
        1998                                                            528,000
        1999                                                            315,000
- --------------------------------------------------------------------------------
     Total                                                          $4,383,000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1994.


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


                                                                     (Continued)

Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(14) INFORMATION ABOUT THE COMPANY'S OPERATIONS
       IN DIFFERENT GEOGRAPHIC AREAS

- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
                                                         United                                              Other
                                                         States        France       England      Canada      areas      Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
     Year ended November 30, 1994:
        Net sales                                 $  126,453,000    50,417,000   28,948,000    7,215,000   30,566,000   243,599,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                   $    5,754,000       554,000      624,000     (270,000)   1,051,000     7,713,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

        Interest expense                                                                                                 (2,767,000)
        Contributions to employees' profit
          sharing funds                                                                                                    (132,000)
        Other income, net                                                                                                   781,000
- ------------------------------------------------------------------------------------------------------------------------------------

        Earnings before income taxes and equity
          in loss of unconsolidated subsidiaries                                                                      $   5,595,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

     Identifiable assets at November 30, 1994     $  103,074,000    33,449,000   21,816,000    5,585,000   25,570,000   189,494,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

     Investments in and advances to
        unconsolidated subsidiaries                                                                                       1,091,000
     Goodwill                                                                                                             2,779,000
- ------------------------------------------------------------------------------------------------------------------------------------

     Total assets at November 30, 1994                                                                                $ 193,364,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)
                                       36

Notes to Consolidated Financial Statements


- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
                                                         United                                              Other
                                                         States        France       England      Canada      areas      Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
     Year ended November 30, 1993:
        Net sales                                 $  107,857,000    45,831,000   16,065,000    6,060,000   34,592,000   210,405,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                   $      264,000     3,133,000      482,000   (1,090,000)   2,156,000     4,945,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

        Interest expense                                                                                                 (2,621,000)
        Contributions to employees' profit
          sharing funds                                                                                                    (480,000)
        Other income, net                                                                                                   178,000
- ------------------------------------------------------------------------------------------------------------------------------------

        Earnings before income taxes and equity
          in loss of unconsolidated subsidiaries                                                                      $   2,022,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

     Identifiable assets at November 30, 1993     $   93,531,000    35,661,000   17,646,000    6,023,000   23,167,000   176,028,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

     Investments in and advances to
        unconsolidated subsidiaries                                                                                       1,108,000
     Goodwill                                                                                                             2,863,000
- ------------------------------------------------------------------------------------------------------------------------------------

     Total assets at November 30, 1993                                                                                $ 179,999,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)
                                       37

Notes to Consolidated Financial Statements


- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
                                                         United                                              Other
                                                         States        France       England      Canada      areas      Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
     Year ended November 30, 1992:
        Net sales                                 $  109,019,000    44,820,000   29,259,000    6,790,000   33,792,000   223,680,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                   $      512,000     2,401,000      490,000   (1,370,000)   3,658,000     5,691,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

        Interest expense                                                                                                 (3,494,000)
        Contributions to employees' profit
          sharing funds                                                                                                    (160,000)
        Other income, net                                                                                                 1,163,000
- ------------------------------------------------------------------------------------------------------------------------------------

        Earnings before income taxes, equity in
          loss of unconsolidated subsidiaries,
          and cumulative effect of change in
          accounting principle                                                                                        $   3,200,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

     Identifiable assets at November 30, 1992     $   91,632,000    30,226,000   18,619,000    7,669,000   25,998,000   174,144,000
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

     Investments in and advances to
        unconsolidated subsidiaries                                                                                       1,158,000
     Goodwill                                                                                                             2,948,000
- ------------------------------------------------------------------------------------------------------------------------------------

     Total assets at November 30, 1992                                                                                $ 178,250,000
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

     The Company and its subsidiaries are engaged in one major line of business, the manufacture and sale of spray finishing and coating application equipment. The Company and its subsidiaries grant credit to customers, with the automotive industry generally accounting for between 10% and 15% of annual consolidated net sales.

     In 1994, 1993, and 1992, no single customer accounted for more than 10% of sales.


                                                                     (Continued)

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

(15) STOCKHOLDER RIGHTS PLAN

     On February 2, 1990, the Company declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record on February 13, 1990. Certain terms of the Rights were amended on January 21, 1991. Each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Capital Stock, at a price of $100 per share, subject to adjustment. The Rights become exercisable ten days after the earliest to occur of (i) public announcement that a person or group of associated or affiliated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Capital Stock of the Company (the Stock Acquisition
     Date), (ii) the commencement of, or an announcement of an intention to make, a tender offer or exchange offer if, upon consummation thereof, any person or group of associated or affiliated persons would be the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, or
     (iii) the Board of Directors declares any person owning 10% or more of the outstanding Capital Stock of the Company to be an "Adverse Person" pursuant to the criteria set forth in the Rights Agreement.

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

(16) FOREIGN EXCHANGE CONTRACTS

     At November 30, 1994, the Company had contracts maturing from December 7, 1994 to May 31, 1996 to purchase $5,726,000 in foreign currency ($1,250,000 of British pounds sterling and $4,476,000 of French francs) and $663,000 in U.S. dollars.

(17) GAIN ON SALE OF LAND

     In May of 1994, the Company sold a parcel of undeveloped land adjacent to one of its facilities that was not being utilized. The pretax gain on this sale amounted to $960,000 and is included in other income in the consolidated statement of earnings. The after tax gain on this sale was $575,000.

                                                                     SCHEDULE II

Valuation and Qualifying Accounts

Years ended November 30, 1994, 1993, 1992

- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
       Column A                     Column B              Column C              Column D        Column E
       --------                     --------              --------              --------        --------

                                                         Additions
                                                  -------------------------
                                                                 Charged to
                                   Balance at     Charged to        other                      Balance at
                                    beginning      costs and      accounts-     Deductions-        end
  Description                       of period      expenses      describe(a)     describe       of period
- -----------------------------------------------------------------------------------------------------------
1994:
  Allowance for doubtful
    receivables                   $ 1,972,132        935,386         79,012        491,691(b)   2,494,839
  Deferred tax asset
    valuation allowance                  -           869,000           -              -           869,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

1993:
  Allowance for doubtful
    receivables                   $ 2,293,525        654,444      (185,079)        790,758(b)   1,972,132
  Deferred tax asset
    valuation allowance               198,000           -              -           198,000(c)        -
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

1992:
  Allowance for doubtful
    receivables                   $ 2,198,853        768,026         29,835        703,189(b)   2,293,525
  Deferred tax asset
    valuation allowance               156,000         42,000           -              -           198,000
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

(a) Effect of fluctuation in foreign currency translation rates.

(b) Uncollectible accounts charged off, net of recoveries.

(c) Reduction of deferred tax asset valuation allowance.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINAN-CIAL DISCLOSURE

          Not applicable

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Directors. The information required in response to this item regarding directors of the Registrant will be contained in the Registrant's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 25, 1995 under the caption "Election of Directors" and is incorporated herein by reference.

          (b) Executive Officers of the Registrant. The information required in response to this item regarding executive officers of the Registrant is contained in Part I of this report and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

          The information required in response to this item will be contained in the Proxy Statement under the captions "Executive Compensation" and "Information Regarding Directors" and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required in response to this item will be contained in the Proxy Statement under the captions "Election of Directors" and "Voting Securities" and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.


                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as part of this report:

                       1. Financial Statements - see Item 8 (pages 14-39)

                       2. Financial Statement Schedules:

                       II.  Valuation and Qualifying
                              Accounts (page 40)

          All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements and related notes.

                       Exhibits

          3.1 Amended and Restated Certificate of Incorporation was filed as Exhibit 3.1 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          3.2 Amended and Restated By-laws, as of January 21, 1991, was filed as Exhibit 3.2 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          4.1 Revolving Credit Agreement, dated as of February 24, 1992, between the Registrant and NBD Bank, N.A., as amended April 1, 1993, was filed as Exhibit 4.1 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          4.2 Amendment, dated August 25, 1994, to the Revolving Credit Agreement, dated as of February 24, 1992 between the Registrant and NBD Bank, N.A., is filed as Exhibit 4.2 to this Form 10-K.


          4.3 Note Purchase Agreement, dated as of November 30, 1993 among Binks Manufacturing Company and the Purchasers named therein, was filed as Exhibit 4.2 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          4.4 Amended and Restated Rights Agreement, dated as of February 2, 1990 and amended and restated as of January 21, 1991, between Binks Manufacturing Company and Conti-nental Bank, N.A., was filed as Exhibit 4.3 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          9.1 Voting Trust Agreement, dated December 15, 1948, and an Amendment thereto, dated as of December 15, 1992 by and between the holders of voting trust certificates issued under the original Voting Trust Agreement, were filed as
                       Exhibit 9.1 to the Registrant's Form 10-K for its fiscal year ended November 30,

                       1993 and is incorporated herein by reference thereto.

          *10.1(a) Form of Executive Retirement Income Contracts between the Registrant and Burke B. Roche, William W. Roche, Doran J. Unschuld, Stephen R. Kennedy and Ernest F. Watts was filed as Exhibit 10.1(a) to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          *10.1(b) Form of Amendment to Executive Retirement Income Contract (for the individuals named in Item 10.1(a) other than Burke B. Roche) was filed as Exhibit 10.1(b) to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          *10.2 Form of Employment Security Agreement between the Registrant and Burke B. Roche, William W. Roche, Doran J. Unschuld, Stephen R. Kennedy and Ernest F. Watts was filed as Exhibit 10.2 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.







* These Exhibits are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

          *10.3 Forms of Employment Security Agreements between the Registrant and certain key employees were filed as
                       Exhibit 10.3 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          *10.4 Form of Insurance Maintenance Agreement between the Registrant and each of its directors and officers was filed as Exhibit 10.4 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorpo-rated herein by reference thereto.

          *10.5 Binks Death Benefit Plan for Executive Personnel between the Registrant and certain key employees was filed as
                       Exhibit 10.5 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          10.6 Loan Agreement, dated November 27, 1992 between the Registrant and Comerica Bank, relating to a $5,000,000 line of credit was filed as Exhibit 10.6 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.






* These Exhibits are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

          10.7 Amendment No. 1, dated November 26, 1993, to Loan Agreement dated November 27, 1992, between the Registrant and Comerica Bank is filed as Exhibit 10.7 to this Form 10-K.

          10.8 Loan Agreement, dated November 1, 1994, between the Registrant and The American National Bank and Trust Company of Chicago, relating to a $5,000,000 line of credit, is filed as Exhibit 10.8 to this Form 10-K.

          21.1 List of subsidiaries was filed as Exhibit 22.1 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          27.1         Financial Data Schedule is filed as Exhibit 27.1 to this
                       Form 10-K.

                          (b) Reports on Form 8-K:

                                   None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Binks Manufacturing Company


                                        By:/s/ Burke B. Roche
                                           ---------------------------
                                           Burke B. Roche
                                           President and Chairman of
                                             the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                        Date
- ---------                       -----                        ----

/s/ Burke B. Roche              Chairman of the Board        February 25, 1995
- -----------------------         Chief Executive Officer,
Burke B. Roche                  President and Director
(Principal Executive
Officer and Principal
Financial Officer)


/s/ Jeffrey W. Lemajeur         Treasurer                    February 25, 1995
- -----------------------
Jeffrey W. Lemajeur
(Principal Accounting
Officer)

/s/ Donald G. Meyer             Director                     February 25, 1995
- -----------------------
Donald G. Meyer


/s/ William W. Roche            Director                     February 25, 1995
- -----------------------
William W. Roche


/s/ John J. Schornack           Director                     February 25, 1995
- -----------------------
John J. Schornack


/s/ Doran J. Unschuld           Director                     February 25, 1995
- -----------------------
Doran J. Unschuld

                                  EXHIBIT INDEX

                           Binks Manufacturing Company

                         Form 10-K for fiscal year ended
                                November 30, 1993

                                                                 Page Number
                                                                 -----------

     3.1              Amended and Restated Certificate of             **
                      Incorporation

     3.2              Amended and Restated By-laws                    **

     4.1              Revolving Credit Agreement, dated as            **
                      of February 24, 1992, between the
                      Registrant and NBD Bank, N.A.

     4.2              Amendment, dated August 25, 1994, to
                      the Revolving Credit Agreement, dated
                      as of February 24, 1992 between the
                      Registrant and NBD Bank, N.A.

     4.3              Note Purchase Agreement, dated as of
                      November 30, 1993, among the Regis-             **
                      trant and the Purchasers named there-
                      in

     4.4              Amended and Restated Rights Agreement           **

     9.1              Voting Trust Agreement, as amended              **

     *10.1(a)         Form of Executive Retirement Income             **
                      Contracts

     *10.1(b)         Form of Amendment to Executive Re-              **
                      tirement Income Contract

     *10.2            Form of Employment Security Agreement           **
                      with certain executive officers

     *10.3            Forms of Employment Security Agree-             **
                      ments with certain key employees

     *10.4            Form of Insurance Maintenance Agree-            **
                      ment between the Registrant and each
                      of its directors and officers.

     * These Exhibits are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

     **   Incorporated by reference.

     *10.5            Binks Death Benefit Plan for Execu-             **
                      tive Personnel

     10.6             Loan Agreement, dated November 27,              **
                      1992, between the Registrant and
                      Comerica Bank


     10.7             Amendment No. 1, dated November 26,
                      1993, to Loan Agreement dated Novem-
                      ber 27, 1992, between the Registrant
                      and Comercia Bank

     10.8             Loan Agreement, dated November 1,
                      1994, between the Registrant and The
                      American National Bank and Trust Com-
                      pany of Chicago

     21.1             List of subsidiaries                            **

     27.1             Financial Data Schedule



     * These Exhibits are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

     **   Incorporated by reference.