Form 10-Q
period 1995-02-28
BINKS MANUFACTURING CO
filed 1995-04-14
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                -----------------

                                    FORM 10-Q


(Mark One)

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

       For the quarterly period ended February 28, 1995

                                       or
/   /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Transition Period From  _________ to __________

                          Commission file number 1-1416

                           BINKS MANUFACTURING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       36-0808480
- -------------------------------                       -------------------
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 to 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

            Class                    Outstanding February 28, 1995
   -----------------------           -----------------------------

   Common, par value $1.00                     3,088,837

PART I - FINANCIAL INFORMATION

   SUMMARIZED FINANCIAL STATEMENTS

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 28, 1995 (UNAUDITED) AND NOVEMBER 30, 1994

                                                Feb 28      Nov 30
                                                 1995        1994
                                               --------    --------
                                                  ($000 omitted)



ASSETS
Current assets:
  Cash and cash equivalents                    $  6,335     8,564
  Receivables, net                               70,002    68,214
  Inventories                                    77,810    74,911
  Other current assets                            4,906     4,308
                                               --------   -------
Total current assets                            159,053   155,997

Investments and other assets                      7,016     7,204

Goodwill                                          2,758     2,779

Property, plant and equipment, at cost           59,220    59,164
  Less accumulated depreciation                  32,383    31,780
                                               --------   -------
Net property, plant and equipment                26,837    27,384


                                               --------   -------
TOTAL ASSETS                                   $195,664   193,364
                                               --------   -------
                                               --------   -------

PART I - FINANCIAL INFORMATION

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 28, 1995 (UNAUDITED) AND NOVEMBER 30, 1994

                                                   Feb 28      Nov 30
                                                    1995        1994
                                                  --------    --------
                                                    ($000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank overdrafts
    and current maturities of long-term debt      $  7,988      6,424
     Accounts payable                               35,231     35,286
     Other current liabilities                      13,213     15,048
                                                   -------    -------
Total current liabilities                           56,432     56,758

Deferred compensation                                8,068      7,833

Deferred income taxes                                  434        431

Long-term debt, less current maturities             38,351     38,114
                                                   -------    -------
Total liabilities                                  103,285    103,136
                                                   -------    -------

Stockholders' equity:
     Capital stock, $l.00 par value.  Authorized
     12,000,000 shares: issued 3,088,837 shares      3,089      3,089
     Additional paid-in capital                     24,505     24,505
     Retained earnings                              65,008     63,909
     Foreign currency translation adjustment       (   223)   ( 1,275)
                                                   -------    -------
Total stockhlders' equity                           92,379     90,228
                                                   -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $195,664    193,364
                                                   -------    -------
                                                   -------    -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

           THREE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                                   (Unaudited)

                                                      For the three
                                                      months  ended
                                                   ---------------------
                                                    Feb 28       Feb 28
                                                     1995         1994
                                                   --------     --------
                                                      ($000 omitted)
Net sales                                           $58,994       53,240
Cost of goods sold                                   38,411       36,098
                                                    -------      -------
  Gross profit                                       20,583       17,142

Selling, general and administrative expenses         17,420       15,395
                                                    -------      -------
  Operating income                                    3,163        1,747
                                                    -------      -------
Other expenses (income):
 Interest expense                                       964          615
 Contribution to employees profit sharing fund            6           36
 Other expense (income), net                         (  148)      (   30)
                                                    -------      -------
                                                        822          621
 Earnings before income taxes and equity in
  earnings (loss) of unconsolidated subsidiaries      2,341        1,126
Income taxes                                            932          399
                                                    -------      -------

  Earnings before equity in earnings (loss) of
   unconsolidated subsidiaries                        1,409          727

Equity in earnings (loss) of unconsolidated
  subsidiaries                                            -            -
                                                    -------      -------


Net earnings                                        $ 1,409          727
                                                    -------      -------
                                                    -------      -------

Net earnings per share                              $   .46          .24
                                                    -------      -------
                                                    -------      -------

Cash dividends declared per share                   $   .10          .10
                                                    -------      -------
                                                    -------      -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                                 (Unaudited)

                                                       1995      1994
                                                     --------  --------
                                                       ($000 omitted)
Cash flows from operating activities:
  Net earnings                                      $   1,409       727
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                          917       838
   Equity in (earnings) loss of unconsolidated
    subsidiaries                                            -         -
   Deferred compensation, net of payments                  58       105
   Deferred income taxes                                    6    (   17)
   Other, net                                          (  196)   (   71)
   Cash provided by (used in) changes in:
     Receivables                                       (1,584)   (2,415)
     Inventories                                       (2,400)   (  266)
     Other current assets                              (  370)      191
     Accounts payable                                  (  808)    3,831
     Accrued employees' profit-sharing contributions   (  213)   (  251)
     Accrued expenses                                  (1,380)   (2,594)
     Income taxes                                         268    (   67)
                                                       ------    ------

Net cash provided by (used in) operating activities    (4,293)   (  237)
                                                       ------    ------
Cash flows from investing activities:
  Purchase of property, plant and equipment            (1,174)   (  694)
  Proceeds from sale of equipment                       1,481        41
  Purchase of other investments and assets                153    (   60)
                                                       ------    ------

Net cash provided by (used in) investing activities       460    (  713)
                                                       ------    ------
Cash flows from financing activities:
  Proceeds from long-term borrowings                      200    18,000
  Dividends paid                                            -    (  309)
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                    1,501       751
  Principal payments on long-term debt                 (  230)  (15,174)
                                                       ------    ------

Net cash provided by (used in) financing activities     1,471     3,268
                                                       ------    ------

Effect of exchange rate changes on cash                   133       109
                                                       ------    ------

Net increase (decrease) in cash and cash equivalents     (2,229)  2,427

Cash and cash equivalents at beginning of period        8,564    10,164
                                                       ------    ------

Cash and cash equivalents at end of period          $   6,335    12,591
                                                       ------    ------
                                                       ------    ------

              Binks Manufacturing Company and Consolidated Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FEBRUARY 28, 1995 (UNAUDITED) AND NOVEMBER 30, 1994



NOTE 1
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1994.

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

NOTE 3
In the first quarter of 1995, the Company sold two buildings in the United States. The pretax gains on these sales amounted to $257,000 and are included in other income in the consolidated statement of earnings. The after tax gains on these sales were $126,000.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $31,117,000 at February 28, 1995.

The Company's cash balances decreased $2,229,000 during the three months ended February 28, 1995. The net decrease was the result of $4,293,000 used in operations due to higher sales volumes resulting in greater uncollected billings and work in process inventory, $460,000 provided by investing activities from the sales of real estate more fully described in Note 3 to the consolidated financial statements offset by purchases of property, plant and equipment, $1,471,000 provided by financing activities from a net increase in borrowings and a $133,000 increase based on the changes in foreign exchange rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid March 6, 1995 at the rate of $.10 per share, to stockholders of record February 22, 1995.

RESULTS OF OPERATIONS

Net sales in the first quarter of 1995 amounted to $58,994,000, an increase of 11% or $5,754,000 as compared to the first quarter of 1994. The growing economy in the United States was chiefly responsible for the increase.

Gross profit increased 20% to a total of $20,583,000 for the quarter ended February 28, 1995 as compared to the first quarter in 1994 mainly because of the higher sales. The gross profit percentage did increase to 35% in 1995 from 32% in 1994 because of price increases and product mix.

Selling, general and administrative expenses increased $2,025,000 as compared to the first quarter in 1994. As a percentage of net sales, these expenses remained at 29% both in 1995 and 1994. Interest expense increased $349,000 when compared to the first quarter in 1994 because of sharply higher domestic interest rates.

As discussed in Note 3, first quarter 1995 other income includes $257,000 of gains from the sale of two buildings in the United States. One building was sold after the completion of a new facility. The second building was sold after production was shifted to the Company's main plant in an effort to reduce manufacturing costs.

The percentage of income taxes to pretax earnings was 40% in the first quarter of 1995 as compared with 35% in 1994. The change relates to the geographic mix of profitability.

PART II - OTHER INFORMATION

     Items l thru 5   Not applicable


     Item 6          (a)    None
                     (b)    On March 22, 1995, the Company filed a Current
                            Report on Form 8-K reporting a change in the independent public accountant of the Company pursuant to Item 4. The Company filed an amendment to the Form 8-K on Form 8-K/A on March 28, 1995.
                            No financial statements were filed in conjunction with the form 8-K or Form 8-K/A.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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



Date  April 12, 1995
     ---------------------