Form 10-Q
period 1995-05-31
BINKS MANUFACTURING CO
filed 1995-07-17
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                               -------------------

                                    FORM 10-Q


(Mark One)

 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

      For the quarterly period ended May 31, 1995

                               or
 / /  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Transition Period From  _____________ to _____________

                          Commission file number 1-1416

                           BINKS MANUFACTURING COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   36-0808480
- -------------------------------              --------------------------
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

           Class                    Outstanding May 31, 1995
   -----------------------          ------------------------

   Common, par value $1.00                  3,088,837

PART I - FINANCIAL INFORMATION

   SUMMARIZED FINANCIAL STATEMENTS

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1995 (UNAUDITED) AND NOVEMBER 30, 1994

                                                      May 31          Nov 30
                                                       1995            1994
                                                    ---------       ---------
                                                          ($000 omitted)
ASSETS

Current assets:
   Cash and cash equivalents                        $  8,962          8,564
   Receivables, net                                   81,237         68,214
   Inventories                                        84,886         74,911
   Other current assets                                3,562          4,308
                                                     -------        -------
Total current assets                                 178,647        155,997

Investments and other assets                           7,305          7,204

Goodwill                                               2,737          2,779

Property, plant and equipment, at cost                61,452         59,164
   Less accumulated depreciation                      33,930         31,780
                                                     -------        -------
Net property, plant and equipment                     27,522         27,384

                                                     -------        -------
TOTAL ASSETS                                        $216,211        193,364
                                                     -------        -------
                                                     -------        -------


PART I - FINANCIAL INFORMATION

    Company or group of companies
    for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1995 (UNAUDITED) AND NOVEMBER 30, 1994

                                                      May 31          Nov 30
                                                       1995            1994
                                                    ---------       ---------
                                                          ($000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, bank overdrafts
       and current maturities of long-term debt     $  4,721          6,424
     Accounts payable                                 51,067         35,286
     Other current liabilities                        16,072         15,048
                                                     -------        -------
Total current liabilities                             71,860         56,758

Deferred compensation                                  8,315          7,833

Deferred income taxes                                    453            431

Long-term debt, less current maturities               40,616         38,114
                                                     -------        -------
Total liabilities                                    121,244        103,136
                                                     -------        -------
Stockholders' equity:
     Capital stock, $l.00 par value.  Authorized
     12,000,000 shares: issued 3,088,837 shares        3,089          3,089
     Additional paid-in capital                       24,505         24,505
     Retained earnings                                65,260         63,909
     Foreign currency translation adjustment           2,113        ( 1,275)
                                                     -------        -------
Total stockholders' equity                            94,967         90,228
                                                     -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $216,211        193,364
                                                     -------        -------
                                                     -------        -------


            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 SIX MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994
                                   (unaudited)




                                                          For the three                 For the six
                                                          months  ended                 months ended
                                                      ----------------------       ----------------------
                                                      May 31         May 31         May 31        May 31
                                                       1995           1994           1995          1994
                                                      ------         ------         ------        ------
                                                         ($000 omitted)                ($000 omitted)
Net Sales                                            $64,374         59,347        123,368        112,587
Cost of goods sold                                    42,634         39,802         81,045         75,900
                                                      ------         ------        -------        -------
   Gross profit                                       21,740         19,545         42,323         36,687

Selling, general and administrative expenses          19,230         17,456         36,650         32,851
                                                      ------         ------        -------        -------
   Operating income                                    2,510          2,089          5,673          3,836

Other expenses (income):
   Interest expense                                    1,016            673          1,980          1,288
   Contribution to employee's profit
     sharing funds                                         8              4             14             40
   Other expense (income), net                        (   16)        (  928)       (   164)        (  958)
                                                      ------         ------        -------        -------
                                                       1,008         (  251)         1,830            370
   Earnings before income taxes and equity
     in earnings (loss) of unconsolidated
     subsidiaries                                      1,502          2,340          3,843          3,466

Income taxes                                             633          1,160          1,565          1,559
                                                      ------         ------        -------        -------
   Earnings before equity in earnings (loss)
     of unconsolidated subsidiaries                      869          1,180          2,278          1,907

Equity in earnings (loss) of unconsolidated
   subsidiaries                                            -              -              -              -
                                                      ------         ------        -------        -------

Net earnings                                         $   869          1,180          2,278          1,907
                                                      ------         ------        -------        -------
                                                      ------         ------        -------        -------

Net earnings per share                               $   .28            .38            .74            .62
                                                      ------         ------        -------        -------
                                                      ------         ------        -------        -------

Cash dividends declared per share                    $   .20            .10            .30            .20
                                                      ------         ------        -------        -------
                                                      ------         ------        -------        -------


            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994
                                  (Unaudited)

                                                                1995           1994
                                                              --------       --------
                                                                  ($000 omitted)
Cash flows from operating activities:
Net earnings                                                  $  2,278          1,907
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                               1,898          1,647
     Equity in (earnings) loss of unconsolidated
      subsidiaries                                                   -              -
   Deferred compensation, net of payments                          126            224
   Deferred income taxes                                             2             14
   Other, net                                                  (   270)       (   946)
   Cash provided by (used in) changes in:
     Receivables                                               ( 9,635)       (11,120)
     Inventories                                               ( 8,266)       ( 1,709)
     Other current assets                                          452            282
     Accounts payable                                           13,392          5,162
     Accrued employees' profit-sharing contributions           (   275)       (   362)
     Accrued expenses                                              631        (     8)
     Income taxes                                                  665        (    34)
                                                              --------       --------
Net cash provided by (used in) operating activities                998        ( 5,507)
                                                              --------       --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                    ( 2,411)       ( 1,342)
  Proceeds from sale of equipment                                1,492          1,118
  Purchase of other investments and assets                           7        (    51)
                                                              --------       --------
Net cash provided by (used in) investing activities            (   912)       (   275)
                                                              --------       --------
Cash flows from financing activities:
  Proceeds from long-term borrowings                             2,277         18,464
  Dividends paid                                               (   309)       (   618)
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                           ( 1,915)            41
  Principal payments on long-term debt                         (   406)       (15,693)
                                                              --------       --------
Net cash provided by (used in) financing activities            (   353)         2,194
                                                              --------       --------
Effect of exchange rate changes on cash                            665            212
                                                              --------       --------
Net increase (decrease) in cash and cash equivalents               398        ( 3,376)

Cash and cash equivalents at beginning of period                 8,564         10,164
                                                              --------       --------
Cash and cash equivalents at end of period                    $  8,962          6,788
                                                              --------       --------
                                                              --------       --------


            Binks Manufacturing Company and Consolidated Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MAY 31, 1995 (UNAUDITED) AND NOVEMBER 30, 1994


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

NOTE 2
On June 30, 1995, the Court of Appeals for the Federal Circuit, in GRACO, INC.
V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the Company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that Binks "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorneys' fees. The Federal Circuit remanded the case for findings on the issues of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750,000. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

NOTE 3
In the first quarter of 1995, the Company sold two buildings in the United States. The pretax gains on these sales amounted to $251,000 and are included in other income in the consolidated statement of earnings. The after tax gains on these sales were $122,000.

NOTE 4
In the second quarter of 1994, the Company sold a parcel of undeveloped land adjacent to one of its facilities that was not being utilized. The pretax gain on this sale amounted to $960,000 and is included in other income in the consolidated statement of earnings. The after tax gain on this sale was $575,000.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $34,900,000 at May 31, 1995.

The Company's cash balances increased $398,000 during the six months ended May 31, 1995. The net increase was the result of $998,000 provided by operations due to higher sales volumes, $912,000 used for investing activities principally for purchases of property, plant and equipment which was offset by sales of real estate more fully described in note 3, $353,000 used in financing activities mainly from the payment of dividends and a $665,000 increase based on the changes in foreign exchange rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturing in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid June 22, 1995 at the rate of $.20 per share to stockholders of record on May 17, 1995.


RESULTS OF OPERATIONS

Net sales increased 10% or $10,781,000 to a total of $123,368,000 for the six months ended May 31, 1995, as compared with $112,587,000 for the same period in 1994. In the second quarter ended May 31, 1995, sales increased 9% to $64,374,000 as compared to the second quarter of 1994. Higher sales in the United States, Canada and England were chiefly responsible for the increase.

Gross profit increased 15% to a total of $42,323,000 for the six months ended May 31, 1995 as compared to the first six months in 1994 mainly because of the higher sales. The gross profit percentage was 34% in 1995 and 33% in 1994. The gross profit percentage varies depending on the amount of larger contracts that have inherently lower margins.

Selling, general and administrative expenses increased $3,799,000 or 12% as compared to the first six months in 1994 mainly to support the increase in sales. As a percentage of net sales, these expenses increased to 30% in 1995 from 29% in 1994. Interest expense increased $692,000 when compared to the same period in 1994 because of sharply higher domestic interest rates.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Other income decreased $794,000 in the first six months ended May 31, 1995 when compared to the corresponding period in 1994. This decrease was primarily the result of the sale of an unused parcel of land by the Company in the second quarter of 1994. The 1994 pretax gain on the sale of the land amounted to $960,000, or $575,000 after tax.

The percentage of income taxes to pretax earnings was 41% in 1995 a compared with 45% in 1994. The change relates to the geographic mix of profitability.

Net income for the six months ended May 31, 1995 totalled $2,278,000, an increase of 20% over the $1,907,000 earned in the corresponding period of 1994. The increase is the result of all of the factors described above.

PART II - OTHER INFORMATION


  Item 1
          On June 30, 1995, the Court of Appeals for the Federal Circuit, in GRACO, INC. V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the Company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed Graco's patent and awarded Graco treble damages, attorneys fees and costs. The Federal Circuit reversed the district court's finding that Binks "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorneys' fees. The Federal Circuit remanded the case for findings on the issues of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750,000. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.


  Items 2 thru 5 Not applicable

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



                              Binks Manufacturing Company
                              -------------------------------


                              /s/ Jeffrey W. Lemajeur
                              -------------------------------
                              Jeffrey W. Lemajeur, Treasurer


                              /s/ Burke B. Roche
                              -------------------------------
                              Burke B. Roche,       President


Date     July 14, 1995
     --------------------