Form 10-Q
period 1995-08-31
BINKS MANUFACTURING CO
filed 1995-10-16
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                              -----------------------

                                    FORM 10-Q


(Mark One)

/ X /     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of l934

          For the quarterly period ended August 31, 1995

                                       or
/  /      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the Transition Period From            to
                                    ----------    --------------

                          Commission file number 1-1416

                           BINKS MANUFACTURING COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 36-0808480
-------------------------------                --------------------
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

                              Yes   X     No
                                  ----        ----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

             CLASS                  OUTSTANDING AUGUST 31, 1995
    -------------------------       ---------------------------

     Common, par value $1.00                3,088,837

PART I - FINANCIAL INFORMATION

     SUMMARIZED FINANCIAL STATEMENTS

     Company or group of companies
     for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                AUGUST 31, 1995 (UNAUDITED) AND NOVEMBER 30, 1994

                                                     AUG 31         NOV 30
                                                      1995           1994
                                                     -------       -------
                                                         ($000 omitted)
ASSETS
Current assets:
     Cash and cash equivalents                      $  6,556         8,564
     Receivables, net                                 77,884        68,214
     Inventories                                      82,793        74,911
     Other current assets                              3,392         4,308
                                                     -------       -------
Total current assets                                 170,625       155,997

Investments and other assets                           8,758         7,204

Goodwill                                               2,716         2,779

Property, plant and equipment, at cost                62,512        59,164
     Less accumulated depreciation                   (34,151)      (31,780)
                                                     -------       -------

Net property, plant and equipment                     28,361        27,384

                                                     -------       -------

TOTAL ASSETS                                        $210,460       193,364
                                                     -------       -------


PART l - FINANCIAL INFORMATION

     Company or group of companies
     for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                AUGUST 31, 1995 (UNAUDITED) AND NOVEMBER 30, 1994


                                                      AUG 31              NOV 30
                                                       1995                1994
                                                     --------            -------
                                                            ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable, bank overdrafts
       and current maturities of long-term debt      $  4,433             6,424
     Accounts payable                                  45,880            35,286
     Other current liabilities                         15,515            15,048
                                                      -------          --------
Total current liabilities                              65,828            56,758


Deferred compensation                                   8,628             7,833

Deferred income taxes                                     445               431

Long-term debt, less current maturities                41,941            38,114
                                                      -------          --------
Total liabilities                                     116,842           103,136
                                                      -------          --------

Stockholder's equity:
     Capital stock, $1.00 par value.  Authorized
     12,000,000 shares:  issued 3,088,837 shares        3,089             3,089
     Additional paid-in capital                        24,505            24,505
     Retained earnings                                 65,972            63,909
     Foreign currency translation adjustment               52           ( 1,275)
                                                      -------          --------
Total stockholders' equity                             93,618            90,228
                                                      -------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $210,460           193,364
                                                      -------          --------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

              NINE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994
                                   (Unaudited)



                                                        FOR THE THREE                   FOR THE NINE
                                                        MONTHS ENDED                    MONTHS ENDED
                                                     -------------------           --------------------
                                                     AUG 31       AUG 31           AUG 31        AUG 31
                                                      1995         1994             1995          1994
                                                     -------     -------           -------      -------
                                                        ($000 omitted)               ($000 omitted)


Net Sales                                             $67,871      55,543           191,239     168,130
Cost of goods sold                                     45,191      35,166           126,236     111,066
                                                       ------      ------           -------     -------
     Gross profit                                      22,680      20,377            65,003      57,064

Selling, general and administrative expenses           19,809      18,394            56,459      51,245
                                                       ------      ------           -------     -------
     Operating income                                   2,871       1,983             8,544       5,819

Other expenses (income):
     Interest expense                                   1,034         685             3,014       1,973
     Contribution to employee's profit
          sharing funds                                     8           4                22          44
     Other expense (income), net                       (   36)     (   99)          (   200)    ( 1,057)
                                                       ------      ------            ------     -------
                                                        1,006         590             2,836         960

     Earnings before income taxes and equity
          in earnings (loss) of unconsolidated
          subsidiaries                                  1,865       1,393             5,708       4,859

Income taxes                                              845         748             2,410       2,307
                                                        -----      ------            ------      ------
     Earnings before equity in earnings (loss)
          of unconsolidated subsidiaries                1,020         645             3,298       2,552

Equity in earnings (loss) of unconsolidated
     subsidiaries                                           -           -                 -           -

Net earnings                                          $ 1,020         645             3,298       2,552
                                                      -------      ------            ------      ------
                                                      -------      ------            ------      ------
Net earnings per share                                $   .33         .21              1.07         .83
                                                      -------      ------            ------      ------
                                                      -------      ------            ------      ------
Cash dividend declared per share                      $   .10           -               .40         .20
                                                      -------      ------            ------      ------
                                                      -------      ------            ------      ------

              Binks Manufacturing Company and Consolidated Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994

                                     (Unaudited)

                                                         1995      1994
                                                       --------  --------
                                                         ($000 omitted)
Cash flows from operating activities:
Net earnings                                           $  3,298     2,552
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                         2,775     2,513
    Equity in (earnings) loss of unconsolidated
     subsidiaries                                             -         -
 Deferred compensation, net of payments                     690       322
 Deferred income taxes                                  (     6)       31
 Other, net                                             (   258)  (   833)
 Cash provided by (used in) changes in:
    Receivables                                         ( 7,404)  ( 2,505)
    Inventories                                         ( 7,112)  ( 6,477)
    Other current assets                                    584       858
    Accounts payable                                      8,376     1,647
    Accrued employees' profit-sharing contributions     (   264)  (   344)
    Accrued expenses                                      1,479   (   223)
    Income taxes                                            582   ( 1,008)
                                                        -------   -------

Net cash provided by (used in) operating activities       2,740   ( 3,467)
                                                        -------   -------
Cash flows from investing activities:
 Purchase of property, plant and equipment              ( 4,741)  ( 2,076)
 Proceeds from sale of equipment                          1,954     1,143
 Purchase of other investments and assets               ( 2,014)  (   546)
                                                        -------   -------

Net cash provided by (used in) investing activities     ( 4,801)  ( 1,479)
                                                        -------   -------

Cash flows from financing activities:
 Proceeds from long-term borrowings                       4,141    19,388
 Dividends paid                                         ( 1,235)  (   618)
 Net increase (decrease) in commercial paper,
    notes payable and bank overdrafts                   ( 1,869)  (   378)
 Principal payments on long-term debt                   ( 1,194)  (15,875)
                                                        -------   -------

Net cash provided by (used in) financing activities     (   157)    2,517
                                                        -------   -------

Effect of exchange rate changes on cash                     210       498
                                                        -------   -------

Net increase (decrease) in cash and cash equivalents    ( 2,008)  ( 1,931)

Cash and cash equivalents at beginning of period          8,564    10,164
                                                        -------   -------

Cash and cash equivalents at end of period             $  6,556     8,233
                                                        -------   -------
                                                        -------   -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AUGUST 31, 1995 (UNAUDITED) AND NOVEMBER 30, 1994



NOTE 1
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form l0-K for the year ended November 30, 1994.

NOTE 2
On June 30, 1995, the Court of Appeals for the Federal Circuit, in GRACO, IN. V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that Binks "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorneys' fees. The Federal Circuit remanded the case for findings on the issues of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750,000. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

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

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $28,400,000 at August 31, 1995.

The Company's cash balances decreased $2,008,000 during the nine months ended August 31, 1995. The net decrease was the result of $2,740,000 provided by operations due to higher sales volumes, $4,801,000 used for investing activities principally for purchases of property, plant and equipment which was offset by sales of real estate more fully described in note 3, $157,000 used in financing activities mainly for the payment of dividends and a $210,000 increase based on the changes in foreign exchanges rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid August 2, 1995 at the rate of $.10 per share to stockholders of record on July 17, 1995.

RESULTS OF OPERATIONS

Net sales increased 14% or $23,109,000 to a total of $191,239,000 for the nine months ended August 31, 1995, as compared with $168,130,000 for the same period in 1994. In the third quarter ended August 31, 1995, sales increased 22% to $67,861,000 as compared to $55,543,000 in the third quarter of 1994. Higher sales in the United States, Canada and France were chiefly responsible for the increase.

Gross profit increased 14% to a total of $65,003,000 for the nine months ended August 31, 1995 as compared to the first nine months in 1994 mainly because of higher sales. The gross profit percentage was 34% in both 1995 and 1994. The gross profit percentage varies depending on the amount of larger contracts that generally have lower margins.

Selling, general and administrative expenses increased $5,214,000 or 10% as compared to the first nine months in 1994 mainly to support the increase in sales. As a percentage of net sales, these expenses were 30% in both 1995 and 1994. Interest expense increased $1,041,000 when compared to the same period in 1994 because of sharply higher domestic interest rates.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Other income decreased $857,000 in the first nine months ended August 31, 1995 when compared to the corresponding period in 1994. This decrease was primarily the result of the sale of an unused parcel of land by the Company in the second quarter of 1994. The 1994 pretax gain on the sale of the land amounted to $960,000, or $575,000 after tax.

The percentage of income taxes to pretax earnings was 42% in 1995 as compared with 47% in 1994. The change relates to the geographic mix of profitability.

Net income for the nine months ended August 31, 1995 totalled $3,298,000, an increase of 29% over the $2,552,000 earned in the corresponding period of 1994. The increase is the result of all of the factors described above.

PART II - OTHER INFORMATION



     Items 1 thru 5 Not applicable

     Item 6
               (a) None
               (B) None

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The enclosed financial statements include all adjustments, including normal and recurring adjustments, which are necessary to a fair presentation of the results of operations for the periods presented.


                               Binks Manufacturing Company
                               -----------------------------



                               /s/ Jeffrey W. Lemajeur
                               -----------------------------
                               Jeffrey W. Lemajeur, Treasurer



                               /s/ Burke B. Roche
                               -----------------------------
                               Burke B. Roche,      President


Date    October 13, 1995
     --------------------