Form 10-K
period 1995-11-30
BINKS MANUFACTURING CO
filed 1996-02-28
CIK 12180

                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



                               FORM 10-K

       /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended November 30, 1995

                                   or

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from        to
                Commission File Number 1--1416

                      BINKS MANUFACTURING COMPANY
       (Exact name of registrant as specified in its charter)

          DELAWARE                                       36-0808480
   (State of incorporation)                (I.R.S. Employer Identification No.)
   9201 WEST BELMONT AVENUE                                 60131
   FRANKLIN PARK, ILLINOIS                               (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (847) 671-3000



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

          Yes     x      No
              --------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   /   /

     The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $52,301,806 as of February 16, 1996. For purposes of the foregoing statement only, directors and officers of the Registrant have been assumed to be affiliates.

     As of November 30, 1995, the Registrant had outstanding 3,088,837 shares of Capital Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy            Incorporated into Part III
Statement for the Registrant's Annual
Meeting of Stockholders to be held on
April 30, 1996.

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

          The Company is continually engaged in experimental work on various other coating systems. The Company spent approximately $4,025,000, $4,265,000 and $4,837,000 during the fiscal years ended November 30, 1995, 1994, and 1993, respectively, on research activities relating to the development of existing products or services, none of which was customer sponsored. Such research activities are conducted primarily by a wholly-owned subsidiary, Binks Research & Development Corporation, and by the Company's staff of engineers.

          The Company markets its standard equipment in the United States through approximately thirteen branch offices, nine of which have warehouse facilities, and approximately twenty-five sales offices strategically located throughout the country. In addition, the Company distributes its standard equipment through numerous jobbers and dealers serving the industrial finish, refinish, maintenance painting, and painting contractor mar-kets throughout the United States and Canada. The Company also manufactures special equipment for applications not requiring a high-quality finish.

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

       Year Ended      Standard      Industrial
       November 30     Equipment     Equipment
       -----------     ---------     ----------
           1993           46.5%          53.5%
           1994           43.2%          56.8%
           1995           41.9%          58.1%

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

           The Company believes that it is the largest manufacturer of a broad line of spray finishing and coating application equipment. There are many other manufacturers of coating application equipment who also engage in other lines of business, principally Graco Incorporated, Illinois Tool Works and Nordson Corporation. The Company also competes in the United States with foreign manufactured products which up to this time have been unsuccessful in obtaining a significant share of the available market. As of November 30, 1995, approximately 1,802 persons were employed by the Company in the United States, Canada, England, Australia, Sweden, France, Belgium, Italy, Germany and Japan.

           The amount of business conducted with particular customers varies significantly from year to year. Sales to the automotive industry as a whole (which includes several different manufacturers as well as different divisions or facilities within some manufacturers) generally have accounted for between 10% and 15% of the Registrant's consolidated net sales in past years.

           The dollar amount of the Registrant's backlog of orders believed to be firm as of November 30, 1995 was approximately $55,421,000 as compared to approximately $33,586,000 as of November 30, 1994. All of the orders in backlog as of November 30, 1995 are expected to be filled within the current fiscal year. The dollar amount of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizeable contracts. The difference in backlog between November 30, 1995 and November 30, 1994 is attributable to these factors. The business of the Registrant is not materially affected by seasonal factors, and the Registrant's backlog is not generally a result of such factors.

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

           The Company owns its branch office and warehouse in Franklin Park, Illinois (situated in the premises described above), a branch office and warehouse in Dallas, Texas comprising approximately 25,000 square feet, a branch office and warehouse in Atlanta, Georgia comprising approximately 23,376 square feet and the building and land used by the Company's Poly-Craft Systems Division in Cottage Grove, Oregon comprising approximately 24,000 square feet. The Company's branch and sales offices operate from 35 other locations in the United States, fifteen of which are leased premises and nine of which include warehousing space. An aggregate of approximately 146,000 square feet is leased at such locations. The Company does not regard any such leased premises to be material.

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

           On June 30, 1995, the Court of Appeals for the Federal Circuit, in GRACO, INC. V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the Company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that Binks "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorney fees. The Federal Circuit remanded the case for findings on the issue of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750,000. The Company believes that there are meritorious defenses to these claims.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


           The executive officers of the Registrant are listed below.

           BURKE B. ROCHE, age 82, has been an officer of the Registrant since 1947, and since 1949, he has been President and Chief Executive Officer of the Registrant.

           DORAN J. UNSCHULD, age 72, has been an officer of the Registrant since 1965. He is presently Senior Vice President and Secretary of the Registrant.

           STEPHEN R. KENNEDY, age 62, has been an officer of the Registrant since 1971 and is presently Vice President of the Registrant.

           ERNEST F. WATTS, age 58, has been an officer of the Registrant since 1980 and is presently Vice President of the Registrant.

           JEFFREY W. LEMAJEUR, age 34, has been an officer of the Registrant since 1992 and is presently Treasurer of the Registrant.

           TERENCE P. ROCHE, age 37, has been an officer of the Registrant since April 25, 1995 and is presently Assistant Secretary and Assistant Treasurer. Mr. Roche has been the Industrial Sales Manager of the Company since 1990.

           CARL M. SPRINGER, age 54, has been an officer of the Registrant since April 25, 1995 and is presently Assistant Secretary and Assistant Treasurer. Mr. Springer has been the Electronic Products Manager of the Company since 1978.

-----------------------------
Notes:

1.     All officers' terms expire in 1996.

2. Stephen R. Kennedy is married to the niece of Burke B. Roche. Ernest F. Watts and Terence P. Roche are nephews of Burke B. Roche. Ernest F. Watts and Terence P. Roche are cousins. There are no other family relationships among the executive officers of the Registrant.

3. Each of the foregoing officers has been employed by the Registrant for more than five years except for Jeffrey W. Lemajeur, who has been an employee of the Registrant since October of 1991. Prior to his employment with the Registrant, Mr. Lemajeur was employed from March 1990 to October 1991 by Reuters Holdings PLC, of Chicago, Illinois, in the capacity of Finance and Administration Manager. At Reuters, Mr. Lemajeur was in charge of operational accounting and internal financial reporting for Reuters' Midwest Region and supervised twenty employees.

                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED SECURITY HOLDER MATTERS

           The Company's capital stock is traded on the American and Chicago Stock Exchanges. The high and low prices for each quarterly period within the two most recent fiscal years, as reported by such exchanges, and the dividends declared during such periods with respect to the capital stock of the Company are as follows:

                                                               Cash
                                                             (Stock)
                                                             Dividend
                Quarter Ending        High      Low          Declared
                ----------------      ----      ---         Per Share
                                                            ---------
                February 28, 1994    23 1/2    21 7/8          .10

                May 31, 1994         23 1/4    21 1/4          .10

                August 31, 1994      22 1/4    19 1/2           -

                November 30, 1994    22 5/8    19 3/8          .10

                February 28, 1995    22 1/8    18 1/2          .10

                May 31, 1995         24 3/8    21 3/4          .20

                August 31, 1995      26        24              .10

                November 30, 1995    25 5/8    24 1/8          .10

           As of November 30, 1995, there were approximately 1,278 registered holders of the Company's capital stock, which is the only class of equity securities of the Company outstanding. Harris Trust and Savings Bank, Chicago, Illinois, is the transfer agent and registrar of the Company's capital stock.

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES
                      Five years ended November 30, 1995
                  (not covered by Independent Auditor's Report

ITEM 6 - SELECTED FINANCIAL DATA

                                                   Year ended November 30
                              ------------------------------------------------------------------------------------
                                  1995              1994              1993              1992             1991
                              -------------     ------------      ------------      -------------     ------------
Net sales                     $ 266,003,000     $ 243,599,000     $ 210,405,000     $ 223,680,000     $222,171,000
                              -------------     -------------     -------------     -------------     ------------
                              -------------     -------------     -------------     -------------     ------------

Earnings before
  cumulative effect
  of change in
  accounting principle        $   4,306,000     $   3,415,000     $   1,331,000     $   1,414,000     $  1,214,000
Cumulative effect to
  December 1, 1991 of
  change in accounting
  for income taxes                        -                 -                 -           195,000(a)             -
                              -------------     -------------     -------------     -------------     ------------

Net earnings                  $   4,306,000     $   3,415,000     $   1,331,000     $   1,609,000     $  1,214,000
                              -------------     -------------     -------------     -------------     ------------
                              -------------     -------------     -------------     -------------     ------------

Earnings per share
  before cumulative
  effect of change
  in accounting
  principle                            1.39              1.11               .44               .48              .41
Cumulative effect
  to December 1,
  1991 of change
  in accounting for
  income taxes                            -                 -                 -               .07(a)             -
                              -------------     -------------     -------------     -------------     ------------

Net earnings per share        $        1.39     $        1.11     $         .44     $         .55     $        .41
                              -------------     -------------     -------------     -------------     ------------
                              -------------     -------------     -------------     -------------     ------------

Cash dividends per share      $         .50     $         .30     $         .36     $        1.00     $       1.10
                              -------------     -------------     -------------     -------------     ------------
                              -------------     -------------     -------------     -------------     ------------

Total assets                  $ 231,101,000     $ 193,364,000     $ 179,999,000     $ 178,250,000     $184,160,000
                              -------------     -------------     -------------     -------------     ------------
                              -------------     -------------     -------------     -------------     ------------

Long-term debt                $  43,203,000     $  38,114,000     $  34,136,000     $  33,391,000     $ 30,545,000
                              -------------     -------------     -------------     -------------     ------------
                              -------------     -------------     -------------     -------------     ------------



(a) In 1992, the Company adopted SFAS 109, "Accounting for Income Taxes", which was issued in February 1992. This change resulted in an increase in net earnings of $195,000, reflecting the cumulative effect of the change on prior periods.

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES
                      November 30, 1995, 1994, and 1993



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenues generated from operations constitute the primary source of the Company's liquidity. Short-term funds are provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for borrowings and bankers acceptances. The total amount available for borrowing under existing lines of credit in excess of outstanding borrowings and bankers acceptances was approximately $21,910,000 at November 30, 1995.

The Company's cash balances decreased $37,000 for the year ended November 30, 1995. The net decrease was the result of $552,000 used in operating activities principally due to increases in receivables and work in process inventory relating to increased large contract activity; $6,364,000 used in investing activities chiefly for purchases of property, plant, and equipment; $6,714,000 provided by financing activities from the issuance of long-term debt and an increase in short-term borrowings offset by the payment of dividends; and a $165,000 increase based on the changes in foreign exchange rates during the year.

On November 30, 1993, the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

In 1995, the Company paid cash dividends totaling $1,544,418 on its capital stock compared to $926,651 in 1994.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

Net sales increased $22,404,000, or 9%, in 1995 to $266,003,000. Domestic sales increased $9,781,000, or 8%, to $136,234,000 in 1995. International sales increased $12,623,000, or 11%, to $129,769,000 in 1995. These increases were the result of improving market acceptance of environmentally friendly technologies introduced in recent years. The split between domestic and international sales was 51% domestic and 49% international in 1995. In 1994, domestic sales represented 52% of consolidated sales and international sales represented 48% of consolidated sales.

Gross profit increased $10,725,000 in 1995 largely because of the increase in sales. The percentage of gross profit to sales increased to 33% in 1995 from 31% in 1994 primarily because of improved margins on large contracts and price increases in 1995. Selling, general, and administrative expenses increased $7,441,000, or 11%, from 1994 to 1995 to support the increase in sales.

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES
                      November 30, 1995, 1994, and 1993

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense increased $1,265,000, or 46%, due to higher U.S. interest rates and increased borrowings to support the higher level of sales activity.

Contributions to employee profit sharing funds are based on profitability of the parent company and certain subsidiaries that have profit sharing funds. Annual amounts will vary according to contribution formulas and the related yearly profits. Contributions of $452,000 were made in 1995 compared to $132,000 in 1994.

Other income, which decreased $212,000 in 1995, includes interest income, exchange gains and losses, and gains on sales of fixed assets. The amount of other income will vary based on cash balances, prevailing interest rates, the number and condition of fixed asset replacements, and the effectiveness of foreign currency hedging programs. In 1994, the Company sold a parcel of undeveloped land at a pretax gain of $960,000 and in 1995, the Company sold two buildings for pretax gains totaling $258,000 (see Note 17 to consolidated financial statements).

Income taxes were 39% of pretax income in both 1995 and 1994. Equity earnings were nil in 1995 compared to a $17,000 loss in 1994.

Net earnings increased $891,000 to $4,306,000 in 1995 when compared to net earnings of $3,415,000 in 1994. This 26% increase is the result of all of the factors mentioned above.

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

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES
                      November 30, 1995, 1994, and 1993


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense increased $146,000, or less than 1%, due to the higher U.S. interest rates offset by a reduction in interest-bearing debt of the Company outstanding during 1994 as compared to 1993.

Contributions to employee profit sharing funds are based on profitability of the parent company and certain subsidiaries that have profit sharing funds. Annual amounts will vary according to contribution formulas and the related yearly profits. Contributions of $132,000 were made in 1994 compared to $480,000 in 1993.

Other income, which increased $603,000 in 1994, includes interest income, exchange gains and losses, and gains on sales of fixed assets. The amount of other income will vary based on cash balances, prevailing interest rates, the number and condition of fixed asset replacements, and the effectiveness of foreign currency hedging programs. In 1994, the Company sold a parcel of undeveloped land at a pretax gain of $960,000 (see Note 17 to consolidated financial statements).

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

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES
                      November 30, 1995, 1994, and 1993



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








               BINKS MANUFACTURING COMPANY
               AND CONSOLIDATED SUBSIDIARIES
               Franklin Park, Illinois

               Consolidated Financial Statements
               Submitted in Response to Item 8

               Fiscal years ended November 30, 1995, 1994, and 1993

               (With Independent Auditors' Reports Thereon)

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES
                           Franklin Park, Illinois


                        CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 1995, 1994, and 1993






                                     CONTENTS






REPORTS OF INDEPENDENT AUDITORS. . . . . . . . . . . . . . . . 16


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . 18

  CONSOLIDATED STATEMENTS OF EARNINGS. . . . . . . . . . . . . 20

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . 21

  CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . 22

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . 24


SCHEDULE:
  VALUATION AND QUALIFYING ACCOUNTS       SCHEDULE II. . . . . 41



All other schedules are omitted as the required information is not applicable or the information is presented in the accompanying consolidated financial statements and related notes.

                                [LETTERHEAD]



                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Binks Manufacturing Company
Franklin Park, Illinois


We have audited the accompanying consolidated balance sheet of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                               /s/ Crowe, Chizek and Company LLP
                                   -----------------------------
                                   Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 9, 1996

                               [LETTERHEAD]



                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Binks Manufacturing Company:

We have audited the accompanying consolidated balance sheet of Binks Manufacturing Company (the Company) and consolidated subsidiaries as of November 30, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the consolidated financial statements, we also have audited the supplemental schedule of valuation and qualifying accounts as of, and for the two years ended November 30, 1994. These consolidated financial statements and supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG Peat Marwick LLP
                                           ---------------------
                                           KPMG Peat Marwick LLP



Chicago, Illinois
February 10, 1995

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                            November 30, 1995 and 1994



                                                 1995          1994
                                            ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $8,526,579     $8,563,975
  Receivables, net                            90,726,024     68,213,783
  Inventories                                 86,207,065     74,910,746
  Other current assets                         5,221,633      4,308,213
                                            ------------   ------------
     Total current assets                    190,681,301    155,996,717

Investments and other assets:
  Investments in and advances to unconsolidated
    subsidiaries                               1,090,926      1,090,926
  Goodwill                                     2,695,029      2,779,257
  Deferred income taxes                          896,162        642,550
  Patents and trademarks                         604,205        581,352
  Other investments and assets                 4,506,789      4,889,211
                                            ------------   ------------
     Total investments and other assets        9,793,111      9,983,296

Property, plant, and equipment, at cost:
  Land                                         1,802,741      2,148,550
  Buildings                                   21,718,695     20,768,675
  Machinery and equipment                     41,664,173     36,247,047
                                            ------------   ------------
                                              65,185,609     59,164,272

  Less accumulated depreciation               34,559,300     31,780,447
                                            ------------   ------------
     Net property, plant, and equipment       30,626,309     27,383,825
                                            ------------   ------------

                                            $231,100,721   $193,363,838
                                            ------------   ------------
                                            ------------   ------------

                                   (Continued)

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                        November 30, 1995 and 1994



                                                    1995           1994
                                               ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                         $5,318,572     $3,744,188
  Bank overdrafts                                 4,636,774      1,913,398
  Current maturities of long-term debt            1,084,627        766,733
  Accounts payable                               53,968,666     35,285,881
  Accrued employees' profit sharing contributions    11,095        307,148
  Accrued expenses
     Payroll, commissions, etc.                   7,465,820      6,631,078
     Taxes, other than income taxes               1,583,082      1,429,858
     Other                                        7,997,752      5,442,583
  Income taxes                                    2,012,430      1,236,725
                                               ------------   ------------
     Total current liabilities                   84,078,818     56,757,592

Deferred compensation                             8,724,887      7,833,384

Deferred income taxes                               489,655        430,845

Long-term debt, less current maturities          43,202,519     38,114,463
                                               ------------   ------------
  Total liabilities                             136,495,879    103,136,284

Stockholders' equity:
  Capital stock, $1 par value; authorized
    12,000,000 shares; issued 3,088,837 shares
    in 1995 and 1994                              3,088,837      3,088,837
  Additional paid-in capital                     24,504,446     24,504,446
  Retained earnings                              66,670,721     63,908,974
  Foreign currency translation adjustments          340,838     (1,274,703)
                                               ------------   ------------
     Total stockholders' equity                  94,604,842     90,227,554
                                               ------------   ------------

Commitments and contingencies
  (Notes 12, 13, and 15)

                                               $231,100,721   $193,363,838
                                               ------------   ------------
                                               ------------   ------------

               See accompanying notes to consolidated financial statements.

                        BINKS MANUFACTURING COMPANY
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
              Years ended November 30, 1995, 1994, and 1993


                                           1995             1994           1993
                                     --------------   --------------   ------------
Net sales                            $  266,003,140   $  243,598,662   $210,404,590

Cost of goods sold                      178,940,365      167,261,002    138,953,746
                                     --------------   --------------   ------------

GROSS PROFIT                             87,062,775       76,337,660     71,450,844

Selling, general, and administrative
  expenses                               76,064,671       68,624,007     66,506,027
                                     --------------   --------------   ------------

OPERATING INCOME                         10,998,104        7,713,653      4,944,817

Other expenses (income):
  Interest expense                        4,032,203        2,767,138      2,621,137
  Contributions to employees' profit
    sharing funds                           451,861          132,349        479,944
  Other income, net                        (568,651)        (781,141)      (178,354)
                                     --------------   --------------   ------------
                                          3,915,413        2,118,346      2,922,727
                                     --------------   --------------   ------------

Earnings before income taxes and
  equity in earnings (loss) of
  unconsolidated subsidiaries             7,082,691        5,595,307      2,022,090

Income taxes                              2,776,526        2,163,078        641,226
                                     --------------   --------------   ------------

Earnings before equity in earnings
  (loss) of unconsolidated subsidiaries   4,306,165        3,432,229      1,380,864

Equity in earnings (loss) of
  unconsolidated subsidiaries                     -          (16,815)       (50,000)
                                     --------------   --------------   ------------

NET EARNINGS                             $4,306,165       $3,415,414      1,330,864
                                     --------------   --------------   ------------
                                     --------------   --------------   ------------

Net earnings per share                    $    1.39        $    1.11       $     .44
                                     --------------   --------------   ------------
                                     --------------   --------------   ------------


               See accompanying notes to consolidated financial statements.

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended November 30, 1995, 1994, and 1993

                                                                                  Foreign
                                                Additional                       Currency
                                Capital          Paid-in         Retained       Translation     Treasury
                                 Stock           Capital         Earnings       Adjustments      Shares          Total
                              -----------     ------------     ------------     -----------     ---------     -----------
Balance at
  November 30,
  1992                        $ 3,061,929     $ 24,367,869     $ 64,772,865     $(1,132,557)  $(3,367,758)   $87,702,348

Net earnings                            -                -        1,330,864               -             -      1,330,864

Foreign currency
  translation
  adjustments                           -                -                -      (3,113,386)            -     (3,113,386)

Stock dividends                    26,908          136,577       (3,562,081)              -     3,367,758        (30,838)

Cash dividends
  ($.36-1/3 per
  share)                                -                -       (1,121,437)              -             -     (1,121,437)
                              -----------     ------------     ------------       ---------     ---------     -----------

Balance at
  November 30,
  1993                          3,088,837       24,504,446       61,420,211      (4,245,943)            -     84,767,551

Net earnings                            -                -        3,415,414               -             -      3,415,414

Foreign currency
  translation
  adjustments                           -                -                -       2,971,240             -      2,971,240

Cash dividends
  ($.30 per share)                      -                -         (926,651)              -             -       (926,651)
                              -----------     ------------     ------------       ---------     ---------     -----------

Balance at
  November 30,
  1994                          3,088,837       24,504,446       63,908,974      (1,274,703)            -     90,227,554

Net earnings                            -                -        4,306,165               -             -      4,306,165

Foreign currency
  translation
  adjustments                           -                -                -       1,615,541             -      1,615,541

Cash dividends
  ($.50 per share)                      -                -      (1,544,418)               -             -     (1,544,418)

Balance at
  November 30,
  1995                        $ 3,088,837     $ 24,504,446     $ 66,670,721       $ 340,838     $       -     $94,604,842
                              -----------     ------------     ------------       ---------     ---------     -----------
                              -----------     ------------     ------------       ---------     ---------     -----------

               See accompanying notes to consolidated financial statements.

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended November 30, 1995, 1994, and 1993



                                                 1995         1994         1993
                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                 $4,306,165   $3,415,414   $1,330,864
 Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization:
     Property, plant, and equipment            3,764,864    3,270,696    3,210,826
     Goodwill and other                          177,292      200,812      154,520
   Equity in (earnings) loss of
      unconsolidated subsidiaries                      -       16,815       50,000
   Deferred compensation, net of
     payments                                    493,396      465,281      456,381
   Deferred income taxes                      (1,294,756)    (121,917)     (52,209)
   Other, net                                    188,521     (618,390)     162,818
   Cash provided by (used in) changes in:
     Receivables                             (18,935,954)  (3,098,842)  (2,610,239)
     Inventories                             (10,341,343)  (2,077,136)  (3,421,581)
     Other current assets                       (529,690)  (1,333,348)   1,402,201
     Accounts payable                         17,588,785   (6,601,393)   9,227,181
     Accrued employees' profit sharing
       contributions                              28,882     (349,861)     422,077
     Accrued expenses                          2,229,119    3,250,586      497,402
     Income taxes                              1,606,984   (1,099,569)     206,822
                                              ----------   ----------   ----------
       Net cash provided by (used in)
         operating activities                   (717,735)  (4,680,852)  11,037,063

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant, and
   equipment                                  (7,663,783)  (4,184,878)  (3,881,031)
 Proceeds from sale of property, plant,
   and equipment                               2,024,802    1,614,888       44,292
 Net increase in other assets                   (559,977)  (1,301,923)  (1,278,962)
                                              ----------   ----------   ----------
   Net cash used in investing activities      (6,198,958)  (3,871,913)  (5,115,701)


                                   (Continued)

                         BINKS MANUFACTURING COMPANY
                        AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended November 30, 1995, 1994, and 1993


                                                1995          1994          1993
                                             -----------  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                         $(1,544,418)   $(926,651)   $(1,121,437)
                                             -----------  -----------    -----------
 Payments for fractional shares
   relating to stock dividends                         -            -        (30,838)
 Proceeds from long-term borrowings            6,069,097    4,381,897      1,247,400
 Net increase (decrease) in short-term
   borrowings                                  3,867,982    3,809,812     (2,574,854)
 Principal payments on long-term debt         (1,678,788)    (944,452)      (657,518)
                                             -----------   ----------    -----------
   Net cash provided by (used in)
     financing activities                      6,713,873    6,320,606     (3,137,247)
                                             -----------   ----------    -----------

Effect of exchange rate changes on cash          165,424      632,097       (271,771)
Net increase (decrease) in cash and
  cash equivalents                               (37,396)  (1,600,062)     2,512,344
                                             -----------   ----------    -----------

Cash and cash equivalents at
 Beginning of year                             8,563,975   10,164,037      7,651,693
                                             -----------   ----------    -----------

 End of year                                  $8,526,579   $8,563,975    $10,164,037
                                             -----------   ----------    -----------
                                             -----------   ----------    -----------

Supplemental cash flow disclosures
 Cash paid for:
   Interest                                   $4,350,000   $2,559,000     $2,441,000
   Income taxes                                3,422,000    4,012,000      3,104,000


            See accompanying notes to consolidated financial statements.

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and consolidated subsidiaries in the United States, United Kingdom, Canada, Belgium, Italy, Germany, Japan, and France (see Note 6 for information relating to the unconsolidated subsidiaries). The subsidiary in the United Kingdom is included on the basis of its September 30 fiscal year end. All material intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS: Foreign currency financial statements have been translated in accordance with Statement of Financial Accounting Standards No. 52. Under this standard, assets and liabilities are translated at current exchange rates and income and expenses are translated at average rates of exchange for the year. Adjustments resulting from the translation process are reported in a separate component of equity and are not included in the determination of net earnings.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES: Investments in unconsolidated subsidiaries are reflected in the consolidated financial statements at cost plus equity in undistributed net earnings or losses and foreign currency translation adjustments.

LONG-TERM EQUIPMENT INSTALLATION CONTRACTS: Profits on long-term equipment installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are charged to earnings in the year a loss becomes apparent.

PROPERTY, PLANT, AND EQUIPMENT: Depreciation of property, plant, and equipment is computed primarily by the straight-line method using the following useful lives:

                    Classification              Years
                    --------------              -----
               Buildings                       25 - 50
               Machinery and equipment         4 - 12

The charge to income from amortization of assets under capital leases is included in depreciation expense.


                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $4,025,000, $4,265,000 and $4,837,000 in 1995, 1994, and 1993,
respectively.

NET EARNINGS PER SHARE: Net earnings per share are based on the weighted average number of shares of capital stock outstanding (3,088,837 shares in 1995, 3,088,837 shares in 1994 and 3,010,999 shares in 1993).

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with original maturities of three months or less.

GOODWILL: Goodwill represents excess costs of acquired companies over the fair value of their net tangible assets. These excess costs related to subsidiaries acquired are being amortized on a straight-line basis over 40 years.

FOREIGN EXCHANGE CONTRACTS: Certain domestic and foreign subsidiaries enter into foreign exchange contracts as a hedge against accounts receivable and accounts payable denominated in currencies other than the currency used in the subsidiaries' countries of incorporation. Market value gains and losses on the foreign exchange contracts are recognized and offset the foreign exchange gains or losses on the related accounts receivable and accounts payable.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Based on current market rates, the fair value approximates the carrying value for all financial instruments as of November 30, 1995 and November 30, 1994.

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 2 - RECEIVABLES

Net receivables are comprised of the following at November 30:

                                                     1995         1994
                                                  -----------  -----------
   Trade                                          $87,440,321  $66,554,643
   Unconsolidated subsidiaries                      1,349,835    1,267,945
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                600,407      636,468
   Other                                            3,543,511    2,249,566
                                                  -----------  -----------
                                                   92,934,074   70,708,622
   Less allowance for doubtful receivables          2,208,050    2,494,839
                                                  -----------  -----------

                                                  $90,726,024  $68,213,783
                                                  -----------  -----------
                                                  -----------  -----------

Comparative information with respect to uncompleted long-term equipment installation contracts at November 30, follows:

                                                     1995         1994
                                                  -----------  -----------
   Expenditures and estimated earnings on
     uncompleted contracts                        $18,218,453   $9,248,871
     Less applicable billings                      19,258,895   10,872,917
                                                  -----------  -----------

                                                  $(1,040,442) $(1,624,046)
                                                  -----------  -----------
                                                  -----------  -----------

   Included in the accompanying balance sheets
     Costs and estimated earnings in excess of
       billings on uncompleted contracts
       included in receivables                      $ 600,407    $ 636,468
     Billings in excess of costs and estimated
       earnings on uncompleted contracts
       included in accounts payable                (1,640,849)  (2,260,514)
                                                  -----------  -----------

                                                  $(1,040,442) $(1,624,046)
                                                  -----------  -----------
                                                  -----------  -----------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 3 - INVENTORIES

Inventories at November 30 are summarized as follows:

                                                     1995         1994
                                                  -----------  -----------
   Finished goods and service parts               $44,927,667  $38,945,906
   Work in process                                 37,812,390   33,275,077
   Raw material                                     3,467,008    2,689,763
                                                  -----------  -----------

                                                  $86,207,065  $74,910,746
                                                  -----------  -----------
                                                  -----------  -----------

NOTE 4 - CONSOLIDATED FOREIGN SUBSIDIARIES

Financial data relating to the consolidated foreign subsidiaries is summarized as follows:

                                     1995         1994          1993
                                ------------  ------------  ------------
   Total assets                 $120,399,000   $90,888,000   $85,501,000
   Total liabilities              78,975,000    52,003,000    49,210,000
                                ------------  ------------  ------------

   Equity                        $41,424,000   $38,885,000   $36,291,000
                                ------------  ------------  ------------
                                ------------  ------------  ------------

   Net sales                    $129,769,000  $117,146,000  $102,548,000
                                ------------  ------------  ------------
                                ------------  ------------  ------------

   Net earnings                   $2,213,000     $ 856,000    $2,318,000
                                ------------  ------------  ------------
                                ------------  ------------  ------------

NOTE 5 - INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are summarized as follows:

                                       1995                     1994
                               -----------------------   -----------------------
                                           Patents and               Patents and
                                Goodwill    Trademarks    Goodwill    Trademarks
                               ---------    ----------   ---------   -----------
   Cost                        $3,368,533   $1,076,012   $3,368,533  $ 991,358
   Accumulated amortization      (673,504)    (471,807)    (589,276)  (410,006)
                               ----------   ----------   ---------   ---------

                               $2,695,029    $ 604,205   $2,779,257  $ 581,352
                               ----------    ----------  ----------  ---------
                               ----------    ----------  ----------  ---------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 6 - UNCONSOLIDATED SUBSIDIARIES

Financial data relating to an unconsolidated domestic and two foreign subsidiaries are summarized below. All intercompany transactions have been eliminated.

                                  1995           1994           1993
                                ----------    -----------     ----------
   Total assets                 $ 5,294,000   $ 5,429,000     $5,433,000
   Total liabilities              6,576,000     6,520,000      5,395,000
                                -----------   -----------     ----------

   Equity                       (1,282,000)    (1,091,000)        38,000

   Net sales                     3,157,000      2,668,000      5,293,000
                                -----------   -----------     ----------

   Net loss                     $ (829,000)   $(1,117,000)    $ (452,000)
                                -----------   -----------     ----------
                                -----------   -----------     ----------

   Equity in earnings (loss)    $        --   $   (17,000)    $  (50,000)
                                -----------   -----------     ----------
                                -----------   -----------     ----------


NOTE 7 - LINES OF CREDIT

The Company had unused lines of credit of $21,910,000 at November 30, 1995.

             Foreign                      $10,960,000
             Domestic                      10,950,000
                                          -----------

                                          $21,910,000
                                          -----------
                                          -----------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 8 - LONG-TERM DEBT

Consolidated long-term debt consists of the following at November 30:

                                                      1995             1994
                                                 -------------      -----------
   6.24% to 6.64% in 1995 and 6.12% to 6.85% in
     1994 bankers acceptances due in various
     maturities through May 31, 1996 under
     lines of credit expiring in 1997              $25,000,000      $19,800,000

   7.14% senior notes maturing through 2008         15,000,000       15,000,000

   Obligations under capital leases                    652,463        1,008,149

   Secured loans
     Interest free maturing through 1998               282,145          334,076
     10.25% maturing in 1995                                 -           53,124
     Interest free maturing in 2001                    793,407          510,977
     6.6% in 1995 and 7.35% in 1994
       maturing through 2000                           419,052          433,481
     7.20% maturing through 2001                       692,060          877,320
     9.75% maturing in 1995                                  -           54,734
     6.00% maturing in 1996                            308,138          303,354
     9.75% maturing through 2000                       172,753          187,973
     7.40% maturing through 1998                        23,697                -
     10.25% in 1995 and 10.40% in 1994
       maturing through 1997                           324,361          318,008
     8.00% maturing through 2005                       619,070                -
                                                 -------------      -----------
                                                    44,287,146       38,881,196
     Less current maturities                         1,084,627          766,733
                                                 -------------      -----------

   Long-term debt, less current maturities       $  43,202,519      $38,114,463
                                                 -------------      -----------
                                                 -------------      -----------

The aggregate maturities of long-term debt due in each of the years 1996 through 2000 are $1,084,627, $26,047,424, $567,121, $1,688,427, and $1,619,594,
respectively. In addition, the note agreements include various financial performance requirements.

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 9 - INCOME TAXES

The Company files a consolidated federal income tax return which includes all U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the parent company.

No provision is made for U.S. federal income taxes which would be payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $32,358,000 at November 30, 1995, were to be distributed, the resulting U.S. federal income taxes would be largely offset by foreign tax credits that would be generated as a result of such distributions. The 1995 taxable income of the U.S. parent company includes $1,289,000 in dividends from its foreign subsidiaries and $2,587,000 in foreign taxes deemed paid on the dividends. Available foreign tax credits at November 30, 1995 totaled $2,864,000 arising mainly from the payment of dividends from foreign subsidiaries. The available foreign tax credits will expire through the year 2000 as follows: $870,000 in 1998, $526,000 in 1999, and $1,468,000 in 2000.

Income tax expense (benefit) is comprised as follows:

                                                        State
                             U.S.                        and
                            Federal       Foreign       Local         Total
                         -----------    -----------   ---------   -----------
  1995
    Current              $ 1,455,830    $ 2,305,452   $ 310,000   $ 4,071,282
    Deferred                (434,257)      (860,499)          -    (1,294,756)
                         -----------    -----------   ---------   -----------

                         $ 1,021,573    $ 1,444,953   $ 310,000   $ 2,776,526
                         -----------    -----------   ---------   -----------
                         -----------    -----------   ---------   -----------

  1994
    Current              $ 1,707,915    $   592,479   $ 202,678   $ 2,503,072
    Deferred                (212,452)      (127,542)         -       (339,994)
                         -----------    -----------   ---------   -----------

                         $ 1,495,463    $   464,937   $ 202,678   $ 2,163,078
                         -----------    -----------   ---------   -----------
                         -----------    -----------   ---------   -----------

  1993
    Current              $    16,152    $ 1,683,988   $ (25,016)  $ 1,675,124
    Deferred                (440,924)      (592,974)          -    (1,033,898)
                         -----------    -----------   ---------   -----------

                         $  (424,772)   $ 1,091,014   $ (25,016)  $   641,226
                         -----------    -----------   ---------   -----------
                         -----------    -----------   ---------   -----------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993


NOTE 9 - INCOME TAXES (Continued)

Actual income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:


                                                    1995         1994        1993
                                                 ----------   ----------   --------
Computed "expected" tax expense (34%
  in 1995, 1994, and 1993)                       $2,408,000   $1,903,000   $688,000
Differences between U.S. and foreign tax rates      277,000      132,000    424,000
Nondeductible expenses                              381,000      319,000    326,000
State and local income taxes, net of federal
  income tax benefit                                205,000      134,000    (17,000)
Research tax credit                                (267,000)     (60,000)  (149,000)
Foreign local (other than income) taxes             (53,000)     (47,000)  (155,000)
Change in the beginning-of-the-year balance
  of the valuation allowance for deferred tax
  assets allocated to income tax expense          1,038,000      869,000   (198,000)
Refund of foreign taxes resulting from
  distribution of prior years' earnings                   -     (256,000)  (665,000)
Benefit (expense) not recorded for foreign net
  operating loss generation or utilization         (114,000)     195,000    385,000
Foreign tax credits in excess of domestic taxes
  on dividends from foreign subsidiaries         (1,209,000)    (858,000)         -
Other items                                         110,526     (167,922)     2,226
                                                 ----------   ----------   --------

Provision for income taxes                       $2,776,526   $2,163,078   $641,226
                                                 ----------   ----------   --------
                                                 ----------   ----------   --------

The significant components of deferred income tax expense (benefit) attributable to pretax income for the years ended November 30, 1995 and 1994 are as follows:

                                                         1995           1994
                                                      -----------    -----------
Deferred tax expense (benefit) (exclusive of the
  effect of the other component listed below)         $(2,332,756)   $(1,208,994)

Increase in beginning-of-the-year balance
  of the valuation allowance for deferred tax assets    1,038,000        869,000
                                                      -----------    -----------

                                                      $(1,294,756)   $  (339,994)
                                                      -----------    -----------
                                                      -----------    -----------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993



NOTE 9 - INCOME TAXES (Continued)

                                                     1995         1994          1993
                                                  ----------   ----------   -----------
Earnings (loss) before income taxes and equity
  in earnings or loss of unconsolidated
  subsidiaries:
 Domestic                                         $3,502,000   $4,408,000   $(1,485,000)
 Foreign                                           3,581,000    1,187,000     3,507,000
                                                  ----------   ----------   -----------

                                                  $7,083,000   $5,595,000    $2,022,000
                                                  ----------   ----------   -----------
                                                  ----------   ----------   -----------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1995 and 1994 are presented below:

                                                         1995        1994
                                                      ----------  ----------
Deferred tax assets:
 Deferred compensation                                $2,536,000  $2,325,000
 Inventories                                             615,000     462,000
 Allowance for doubtful receivables                      276,000     336,000
 Foreign tax credit carryforward                       2,864,000   1,433,000
 Investment in limited partnership                       242,000     255,000
 Accrued expenses                                        836,000     606,000
 Other, net                                               12,000           -
                                                      ----------  ----------
Total gross deferred tax assets                        7,381,000   5,417,000
 Less valuation allowance                              1,907,000     869,000
                                                      ----------  ----------
Total deferred tax assets                              5,474,000   4,548,000
                                                      ----------  ----------

Deferred tax liabilities:
 Plant and equipment, principally due to differences
   in depreciation and capitalized interest            2,240,000   2,180,000
 Long-term contracts                                     204,000     216,000
 Other, net                                                    -     413,000
                                                      ----------  ----------
Total gross deferred liabilities                       2,444,000   2,809,000
                                                      ----------  ----------

Net deferred tax assets                               $3,030,000  $1,739,000
                                                      ----------  ----------
                                                      ----------  ----------


The valuation allowance for deferred tax assets as of December 1, 1992 was $198,000. The net change in the total valuation allowance for the years ended November 30, 1995, 1994, and 1993 was an increase of $1,038,000, an increase of $869,000 and a decrease of $198,000, respectively.

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 9 - INCOME TAXES (Continued)

The U.S. federal income tax returns of the Company have been examined through November 30, 1990. An examination of the years ended November 30, 1991 and November 30, 1992 is currently in progress.


NOTE 10 - EMPLOYEE BENEFITS

The Company and certain subsidiaries maintain profit sharing plans covering most of their employees. Additionally, the Company maintains a deferred compensation plan for officers and key employees. The total expense related to these plans was $1,042,000 in 1995, $781,000 in 1994 and $1,078,000 in 1993.


NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data for the years ended November 30, 1995 and 1994 follows:

                                             Quarter ended
                         ---------------------------------------------------------
                         Feb. 28, 1995  May 31, 1995  Aug. 31, 1995  Nov. 30, 1995
                          -----------   -----------    -----------    -----------
Net sales                 $58,994,000   $64,374,000    $67,871,000    $74,764,000

Gross profit              $20,583,000   $21,740,000    $22,680,000    $22,060,000
                          -----------   -----------    -----------    -----------
                          -----------   -----------    -----------    -----------

Net earnings              $ 1,409,000   $   869,000    $ 1,020,000    $ 1,008,000
                          -----------   -----------    -----------    -----------
                          -----------   -----------    -----------    -----------

Net earnings per share        $   .46       $   .28        $   .33        $   .32
                          -----------   -----------    -----------    -----------
                          -----------   -----------    -----------    -----------


                                             Quarter ended
                         ---------------------------------------------------------
                         Feb. 28, 1994  May 31, 1994  Aug. 31, 1994  Nov. 30, 1994
                          -----------   -----------    -----------    -----------
Net sales                 $53,240,000   $59,347,000    $55,543,000    $75,469,000

Gross profit              $17,142,000   $19,545,000    $20,377,000    $19,274,000
                          -----------   -----------    -----------    -----------
                          -----------   -----------    -----------    -----------

Net earnings              $   727,000   $ 1,180,000    $   645,000    $   863,000
                          -----------   -----------    -----------    -----------
                          -----------   -----------    -----------    -----------

Net earnings per share        $   .24       $   .38        $   .21        $   .28
                          -----------   -----------    -----------    -----------
                          -----------   -----------    -----------    -----------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 12 - LEASES

The following is an analysis of the leased property under capital leases included in property, plant, and equipment at November 30:

                                            1995        1994
                                         ---------   ---------
     Land                                 $      -    $ 33,496
     Buildings                             292,340     512,915
     Machinery and equipment               784,994     796,618
                                         ---------   ---------
                                         1,077,334   1,343,029
     Less accumulated depreciation         318,873     418,488
                                         ---------   ---------

                                         $ 758,461   $ 924,541
                                         ---------   ---------
                                         ---------   ---------

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 1995:

   Year ending November 30
   -----------------------
            1996                                    $261,753
            1997                                     256,450
            1998                                     219,831
            1999                                      37,595
                                                    --------
              Total                                  775,629
     Less amount representing interest               123,166
                                                    --------

     Present value of net minimum lease payments    $652,463
                                                    --------
                                                    --------

The Company occupies certain offices and uses certain equipment under operating lease arrangements. A summary of rent expense under such arrangements follows:


  Year ended November 30
  ----------------------

            1995                                  $2,820,000
            1994                                   2,707,000
            1993                                   2,476,000

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

NOTE 12 - LEASES (Continued)

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1995:


        Year ending
        November 30
        ----------
           1996                            $1,685,000
           1997                             1,613,000
           1998                             1,094,000
           1999                               452,000
           2000                               156,000
                                           ----------

             Total                         $5,000,000
                                           ----------
                                           ----------

It is expected that, in the normal course of business, most leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1995.


NOTE 13 - CONTINGENCIES

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

The Company is the defendant in a lawsuit filed by former financial advisors seeking approximately $900,000 under the terms of a contract. Management believes that all required payments have been made and no further amounts have been provided for.

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

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993


NOTE 14 - INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC
AREAS

                                            United                                              Other
                                            States       France      England       Canada       Areas      Consolidated
                                         ------------  ----------   -----------  -----------  -----------  ------------
Year ended November 30, 1995
 Net sales                               $136,234,000  $61,888,000  $25,091,000  $11,727,000  $31,063,000  $266,003,000

 Operating income (loss)                    6,582,000    3,541,000    1,033,000      208,000     (366,000)   10,998,000

 Interest expense                                                                                            (4,032,000)
 Contributions to employees' profit
   sharing funds                                                                                               (452,000)
 Other income, net                                                                                              569,000
                                                                                                           ------------

 Earnings before income taxes and
   equity in loss of unconsolidated
   subsidiaries                                                                                            $  7,083,000
                                                                                                           ------------
                                                                                                           ------------

Identifiable assets at November 30, 1995 $118,662,000  $51,327,000  $23,011,000  $ 6,434,000  $27,881,000  $227,315,000
                                         ------------  ----------   -----------  -----------  -----------
                                         ------------  ----------   -----------  -----------  -----------

Investments in and advances to
  unconsolidated subsidiaries                                                                                 1,091,000
Goodwill                                                                                                      2,695,000
                                                                                                           ------------

 Total assets at November 30, 1995                                                                         $231,101,000
                                                                                                           ------------
                                                                                                           ------------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993



NOTE 14 - INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (Continued)

                                            United                                              Other
                                            States       France      England       Canada       Areas      Consolidated
                                         ------------  ----------   -----------  -----------  -----------  ------------
Year ended November 30, 1994
 Net sales                               $126,453,000  $50,417,000  $28,948,000  $ 7,215,000  $30,566,000  $243,599,000

 Operating income (loss)                    5,754,000      554,000      624,000     (270,000)   1,051,000     7,713,000

 Interest expense                                                                                            (2,767,000)
 Contributions to employees' profit
   sharing funds                                                                                               (132,000)
 Other income, net                                                                                              781,000
                                                                                                           ------------

 Earnings before income taxes and
   equity in loss of unconsolidated
   subsidiaries                                                                                            $  5,595,000
                                                                                                           ------------
                                                                                                           ------------

Identifiable assets at November 30, 1994 $103,074,000  $33,449,000  $21,816,000  $ 5,585,000  $25,570,000  $189,494,000
                                         ------------  ----------   -----------  -----------  -----------
                                         ------------  ----------   -----------  -----------  -----------

Investments in and advances to
  unconsolidated subsidiaries                                                                                 1,091,000
Goodwill                                                                                                      2,779,000
                                                                                                           ------------

 Total assets at November 30, 1994                                                                         $193,364,000
                                                                                                           ------------
                                                                                                           ------------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993



NOTE 14 - INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (Continued)

                                            United                                              Other
                                            States       France      England       Canada       Areas      Consolidated
                                         ------------  ----------   -----------  -----------  -----------  ------------
Year ended November 30, 1993
 Net sales                               $107,857,000  $45,831,000  $16,065,000  $ 6,060,000  $34,592,000  $210,405,000

 Operating income (loss)                      264,000    3,133,000      482,000   (1,090,000)   2,156,000     4,945,000

 Interest expense                                                                                            (2,621,000)
 Contributions to employees' profit
   sharing funds                                                                                               (480,000)
 Other income, net                                                                                              178,000
                                                                                                           ------------

 Earnings before income taxes and
   equity in loss of unconsolidated
   subsidiaries                                                                                             $ 2,022,000
                                                                                                           ------------
                                                                                                           ------------

Identifiable assets at November 30, 1993 $ 93,531,000  $35,661,000  $17,646,000  $ 6,023,000  $23,167,000  $176,028,000
                                         ------------  -----------  -----------  -----------  -----------
                                         ------------  -----------  -----------  -----------  -----------

Investments in and advances to
  unconsolidated subsidiaries                                                                                 1,108,000
Goodwill                                                                                                      2,863,000
                                                                                                           ------------

 Total assets at November 30, 1993                                                                         $179,999,000
                                                                                                           ------------
                                                                                                           ------------

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993


NOTE 14 - INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
  GEOGRAPHIC AREAS (Continued)

The Company and its subsidiaries are engaged in one major line of business, the manufacture and sale of spray finishing and coating application equipment. The Company and its subsidiaries grant credit to customers, with the automotive industry generally accounting for between 10% and 15% of annual consolidated net sales.

In 1995, 1994, and 1993 no single customer accounted for more than 10% of sales.


NOTE 15 - STOCKHOLDER RIGHTS PLAN

On February 2, 1990, the Company declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record on February 13, 1990. Certain terms of the Rights were amended on January 21, 1991. Each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Capital Stock at a price of $100 per share, subject to adjustment. The Rights become exercisable ten days after the earliest to occur of (i) public announcement that a person or group of associated or affiliated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Capital Stock of the Company (the Stock Acquisition Date), (ii) the commencement of, or an announcement of an intention to make, a tender offer or exchange offer if, upon consummation thereof, any person or group of associated or affiliated persons would be the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, or (iii) the Board of Directors declares any person owning 10% or more of the outstanding Capital Stock of the Company to be an "Adverse Person" pursuant to the criteria set forth in the Rights Agreement.

If a person or group of associated or affiliated persons becomes the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, the Company is the surviving corporation in a merger and the Capital Stock remains outstanding, an acquiring person engages in certain self-dealing transactions, or the Board of Directors declares any person to be an "Adverse Person", subject to certain adjustments and other conditions, each Right not owned or transferred by the acquiring person or Adverse Person will entitle the holder to purchase one share of Capital Stock of the Company at a purchase price of 20% of its then market value. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, subject to certain adjustments and other conditions, each Right will entitle the holder to purchase capital stock of the acquiring company having a market value of $200 for a purchase price of $100.

                                  (Continued)

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993



NOTE 15 - STOCKHOLDER RIGHTS PLAN (Continued)

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


NOTE 16 - FOREIGN EXCHANGE CONTRACTS

At November 30, 1995, the Company had contracts maturing from December 7, 1995 to May 31, 1996 to purchase $6,196,000 in foreign currency ($1,046,000 of British pounds sterling and $5,150,000 of French francs). The Company does not hold or issue financial instruments for speculative trading purposes. Foreign exchange forward contracts are used to reduce exposure of currency movements affecting the existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables.


NOTE 17 - GAINS ON SALES OF LAND AND BUILDINGS

In the first quarter of 1995, the Company sold two buildings in the United States. The pretax gains on these sales amounted to $258,000 and are included in other income in the consolidated statement of earnings. The after tax gains on these sales totaled $127,000.

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

                            BINKS MANUFACTURING COMPANY
                           AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995, 1994, and 1993

------------------------------------------------------------------------------

                                    SCHEDULE II

  COLUMN A                COLUMN B         COLUMN C            COLUMN D    COLUMN E
  --------                --------         --------            --------    --------
                                           ADDITIONS
                                           ---------
                                                  CHARGED TO
                         BALANCE AT  CHARGED TO    OTHER                    BALANCE AT
                          BEGINNING   COSTS AND    ACCOUNTS-    DEDUCTIONS-    END
 DESCRIPTION              OF PERIOD   EXPENSES    DESCRIBE(A)    DESCRIBE    OF PERIOD
 -----------             ----------  ----------  -----------   -----------  -----------
---------------------------------------------------------------------------------------
1995:
 Allowance for doubtful
   receivables           $2,494,839  $304,948   $  88,419      $680,156(b)  $2,208,050
 Deferred tax asset
   valuation allowance      869,000 1,038,000          -              -      1,907,000

---------------------------------------------------------------------------------------

1994:
 Allowance for doubtful
   receivables           $1,972,132  $935,386   $  79,012      $491,691(b)  $2,494,839
 Deferred tax asset
   valuation allowance            -   869,000          -              -        869,000

---------------------------------------------------------------------------------------

1993:
 Allowance for doubtful
   receivables           $2,293,525  $654,444   $(185,079)     $790,758(b)  $1,972,132
 Deferred tax asset
   valuation allowance      198,000         -           -       198,000(c)         -

---------------------------------------------------------------------------------------

(a)  Effect of fluctuation in foreign currency translation rates.

(b)  Uncollectible accounts charged off, net of recoveries.

(c)  Reduction of deferred tax asset valuation allowance.

-------------------------------------------------------------------------------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Directors. The information required in response to this item regarding directors of the Registrant will be contained in the Registrant's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 30, 1996 under the caption "Election of Directors" and is incorporated herein by reference.

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

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as part of this report:

               1. Financial Statements - see Item 8 (pages 14-40)

               2. Financial Statement Schedules:

               II.  Valuation and Qualifying
                      Accounts (page 41)

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

          4.2 Amendment, dated August 25, 1994, to the Revolving Credit Agreement, dated as of February 24, 1992 between the Registrant and NBD Bank, N.A., was filed as Exhibit 4.2 to the Registrant's Form 10-K for its fiscal year ended November 30, 1994 and is incorporated herein by reference thereto.

          4.3 Note Purchase Agreement, dated as of November 30, 1993 among Binks Manufacturing Company and the Purchasers named therein, was filed as Exhibit 4.2 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          4.4 Amended and Restated Rights Agreement, dated as of February 2, 1990 and amended and restated as of January 21, 1991, between Binks Manufacturing Company and Continental Bank, N.A., was filed as Exhibit 4.3 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          9.1 Voting Trust Agreement, dated December 15, 1948, and an Amendment thereto, dated as of December 15, 1992 by and between the holders of voting trust certificates issued under the original Voting Trust Agreement, were filed as Exhibit 9.1 to the

                    Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          *10.1(a) Form of Executive Retirement Income Contracts between the Registrant and Burke B. Roche, William W. Roche, Doran J. Unschuld, Stephen R. Kennedy and Ernest F. Watts is filed as
                    Exhibit 10.1(a) to this Form 10-K.

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

          10.7 Amendment No. 1, dated November 26, 1993, to Loan Agreement dated November 27, 1992, between the Registrant and Comerica Bank was filed as Exhibit 10.7 to the Registrant's Form 10-K for its fiscal year ended November 30, 1994 and is incorporated herein by reference thereto.

          10.8 Amendment No. 2, dated February 21, 1995, to Loan Agreement dated November 27, 1992 between the Registrant and Comerica Bank is filed as Exhibit 10.8 to this Form 10-K.

          10.9 Loan Agreement, dated January 16, 1996, between the Registrant and The American National Bank and Trust Company of Chicago, relating to a $5,000,000 line of credit, is filed as Exhibit 10.9 to this Form 10-K.

          21.1 List of subsidiaries was filed as Exhibit 22.1 to the Registrant's Form 10-K for its fiscal year ended November 30, 1993 and is incorporated herein by reference thereto.

          27.1 Financial Data Schedule is filed as Exhibit 27.1 to this Form 10-
               K.

                    (b)  Reports on Form 8-K:

                         None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Binks Manufacturing Company


                                         By: /s/ Burke B. Roche
                                            -----------------------------
                                              Burke B. Roche
                                              President and Chairman of
                                               the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----

/s/ Burke B. Roche          Chairman of the Board
--------------------------  Chief Executive Officer,        February 27, 1996
    Burke B. Roche          President and Director
(Principal Executive
Officer and Principal
 Financial Officer)


/s/ Jeffrey W. Lemajeur
--------------------------  Treasurer                       February 27, 1996
Jeffrey W. Lemajeur
(Principal Accounting
Officer)


/s/ Jacques DeFreitas
-------------------------   Director                       February 27, 1996
Jacques DeFreitas


/s/ William W. Roche
-------------------------   Director                       February 27, 1996
William W. Roche


/s/ John J. Schornack
-------------------------   Director                       February 27, 1996
John J. Schornack


/s/ Doran J. Unschuld
-------------------------   Director                       February 27, 1996
Doran J. Unschuld

                                  EXHIBIT INDEX

                           Binks Manufacturing Company

                         Form 10-K for fiscal year ended
                                November 30, 1995

                                                                   Page Number
                                                                   -----------
  3.1     Amended and Restated Certificate of                           **
          Incorporation

  3.2     Amended and Restated By-laws                                  **

  4.1     Revolving Credit Agreement, dated as                          **
          of February 24, 1992, between the
          Registrant and NBD Bank, N.A.

  4.2     Amendment, dated August 25, 1994, to
          the Revolving Credit Agreement, dated                         **
          as of February 24, 1992 between the
          Registrant and NBD Bank, N.A.

  4.3     Note Purchase Agreement, dated as of
          November 30, 1993, among the                                  **
          Registrant and the Purchasers named
          therein

  4.4     Amended and Restated Rights Agreement                         **

  9.1     Voting Trust Agreement, as amended                            **

*10.1(a)  Form of Executive Retirement Income
          Contracts

*10.1(b)  Form of Amendment to Executive                                **
          Retirement Income Contract

*10.2     Form of Employment Security Agreement                         **
          with certain executive officers

*10.3     Forms of Employment Security                                  **
          Agreements with certain key employees

*10.4     Form of Insurance Maintenance                                 **
          Agreement between the Registrant and
          each of its directors and officers.

* These Exhibits are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

**   Incorporated by reference.

*10.5     Binks Death Benefit Plan for                                  **
          Executive Personnel

 10.6     Loan Agreement, dated November 27,                            **
          1992, between the Registrant and
          Comerica Bank

 10.7     Amendment No. 1, dated November 26,                           **
          1993, to Loan Agreement dated
          November 27, 1992, between the
          Registrant and Comercia Bank

 10.8     Amendment No. 2, dated February 21,
          1995, to Loan Agreement dated
          November 27, 1992 between the
          Registrant and Comerica Bank

 10.9     Loan Agreement, dated January 16,
          1996, between the Registrant and The
          American National Bank and Trust
          Company of Chicago

 21.1     List of subsidiaries                                          **

 27.1     Financial Data Schedule



* These Exhibits are management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

**   Incorporated by reference.
                                       50