Form 10-Q
period 1996-02-29
BINKS MANUFACTURING CO
filed 1996-04-15
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                -----------------

                                    FORM 10-Q


(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

     For the quarterly period ended February 29, 1996

                                       or
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

         Registrant's telephone number, including area code 847-671-3000

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

               Class                         Outstanding February 29, 1996
     -----------------------                 -----------------------------

     Common, par value $1.00                           3,088,837

PART I - FINANCIAL INFORMATION

   SUMMARIZED FINANCIAL STATEMENTS

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 29, 1996 (UNAUDITED) AND NOVEMBER 30, 1995


                                             Feb 29     Nov 30
                                              1996       1995
                                            -------     ------
                                              ($000 omitted)
ASSETS

Current assets:
   Cash and cash equivalents               $  6,333       8,527
   Receivables, net                          89,480      90,726
   Inventories                               86,762      86,207
   Other current assets                       5,021       5,221
                                            -------     -------
Total current assets                        187,596     190,681

Investments and other assets                  6,427       7,098

Goodwill                                      2,674       2,695

Property, plant and equipment, at cost       65,114      65,186
   Less accumulated depreciation             35,345      34,559
                                            -------     -------
Net property, plant and equipment            29,769      30,627

                                            -------     -------

TOTAL ASSETS                               $226,466     231,101
                                            -------     -------
                                            -------     -------

PART I - FINANCIAL INFORMATION

   Company or group of companies
   for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 29, 1996 (UNAUDITED) AND NOVEMBER 30, 1995

                                                      Feb 29       Nov 30
                                                       1996         1995
                                                      ------       ------
                                                         ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, bank overdrafts
     and current maturities of long-term debt        $  8,102      11,040
   Accounts payable                                    54,047      53,969
   Other current liabilities                           17,264      19,070
                                                      -------     -------
Total current liabilities                              79,413      84,079

Deferred compensation                                   8,762       8,725

Deferred income taxes                                     458         490

Long-term debt, less current maturities                43,129      43,202
                                                      -------     -------

Total liabilities                                     131,762     136,496
                                                      -------     -------

Stockholders' equity:
   Capital stock, $l.00 par value.  Authorized
   12,000,000 shares: issued 3,088,837 shares           3,089       3,089
   Additional paid-in capital                          24,505      24,505
   Retained earnings                                   67,480      66,671
   Foreign currency translation adjustment           (    370)        340
                                                      -------     -------

Total stockholders' equity                             94,704      94,605
                                                      -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $226,466     231,101
                                                      -------     -------
                                                      -------     -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

           THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   (Unaudited)


                                                             For the three
                                                             months  ended
                                                           -------------------
                                                           Feb 29      Feb 28
                                                            1996        1995
                                                           ------      ------
                                                             ($000 omitted)
Net sales                                                  $65,429      58,994
Cost of goods sold                                          44,283      38,411
                                                            ------     -------
  Gross profit                                              21,146      20,583

Selling, general and administrative expenses                18,045      17,420
                                                            ------     -------
  Operating income                                           3,101       3,163
                                                            ------     -------

Other expenses (income):
  Interest expense                                           1,120         964
  Contribution to employees profit sharing fund                  6           6
  Other expense (income), net                              (    29)    (   148)
                                                            ------     -------
                                                             1,097         822
  Earnings before income taxes and equity in
    earnings (loss) of unconsolidated subsidiaries           2,004       2,341
Income taxes                                                   886         932
                                                            ------     -------

  Earnings before equity in earnings (loss) of
    unconsolidated subsidiaries                              1,118       1,409

Equity in earnings (loss) of unconsolidated
  subsidiaries                                                   -           -
                                                            ------     -------

Net earnings                                               $ 1,118       1,409
                                                            ------     -------
                                                            ------     -------

Net earnings per share                                     $   .36         .46
                                                            ------     -------
                                                            ------     -------

Cash dividends declared per share                          $   .10         .10
                                                            ------     -------
                                                            ------     -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   (Unaudited)

                                                           1996        1995
                                                         --------    --------
                                                            ($000 omitted)
Cash flows from operating activities:
  Net earnings                                           $   1,118     1,409
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                             1,056       917
   Equity in (earnings) loss of unconsolidated
    subsidiaries                                                 -         -
   Deferred compensation, net of payments                       76        58
   Deferred income taxes                                    (   32)        6
   Other, net                                                  161    (  196)
   Cash provided by (used in) changes in:
     Receivables                                            (  399)   (1,584)
     Inventories                                            (1,006)   (2,400)
     Other current assets                                      430    (  370)
     Accounts payable                                       (  187)   (  808)
     Accrued employees' profit-sharing contributions            32    (  213)
     Accrued expenses                                       (  963)   (1,380)
     Income taxes                                              170       268
                                                            ------    ------

Net cash provided by (used in) operating activities            456    (4,293)
                                                            ------    ------

Cash flows from investing activities:
  Purchase of property, plant and equipment                 (  368)   (1,174)
  Proceeds from sale of equipment                               14     1,481
  Other investments and assets                                 480       153
                                                            ------    ------

Net cash provided by (used in) investing activities            126       460
                                                            ------    ------

Cash flows from financing activities:
  Proceeds from long-term borrowings                            24       200
  Dividends paid                                                 -         -
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                        (2,551)    1,501
  Principal payments on long-term debt                      (  199)   (  236)
                                                            ------    ------

Net cash provided by (used in) financing activities         (2,726)    1,471
                                                            ------    ------

Effect of exchange rate changes on cash                     (   50)      133
                                                            ------    ------

Net increase (decrease) in cash and cash equivalents        (2,194)   (2,229)

Cash and cash equivalents at beginning of period             8,527     8,564
                                                            ------    ------

Cash and cash equivalents at end of period               $   6,333     6,335
                                                            ------    ------
                                                            ------    ------


            Binks Manufacturing Company and Consolidated Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FEBRUARY 29, 1996 (UNAUDITED) AND NOVEMBER 30, 1995


NOTE 1

The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1995.

NOTE 2

On June  30, 1995, the Court of Appeals for the Federal Circuit, in GRACO INC.
V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that Binks "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorneys' fees. The Federal Circuit remanded the case for findings on the issues of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750,000. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

NOTE 3

In the first quarter of 1995, the Company sold two buildings in the United States. The pretax gains on these sales amounted to $258,000 and are included in other income in the consolidated statement of earnings. The after tax gains on these sales were $127,000.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $24,581,000 at February 29, 1996.

The Company's cash balances decreased $2,194,000 during the three months ended
February 29, 1996.   The net decrease was the result of $456,000 provided by
operations due to higher sales volumes, $126,000 provided by investing activities from decreases in other long term assets offset by purchases of property, plant and equipment, $2,726,000 used in financing activities from reductions in borrowings and a $50,000 decrease based on the changes in foreign exchange rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid April 8, 1996 at the rate of $.10 per share, to stockholders of record March 8, 1996.

RESULTS OF OPERATIONS

Net sales in the first quarter of 1996 amounted to $65,429,000, an increase of 11% or $6,435,000 as compared to the first quarter of 1995. Strong demand for products produced by Sames SA, the Company's wholly owned subsidiary in France, was chiefly responsible for the increase.

Gross profit increased 3% to a total of $21,146,000 for the quarter ended February 29, 1996 as compared to the first quarter in 1995 mainly because of the higher sales. The gross profit percentage decreased to 32% in 1996 from 35% in 1995 because of the product mix which included more lower margin large contracts in 1996.

Selling, general and administrative expenses increased $625,000 or 4% as compared to the first quarter in 1995. As a percentage of net sales these expenses decreased to 28% in 1996 from 29% in 1995. Interest expense increased $156,000 when compared to the first quarter in 1995 because of an increase in interest bearing debt.

As discussed in Note 3, first quarter 1995 other income includes $258,000 of gains from the sale of two buildings in the United States. One building was sold after the completion of a new facility. The second building was sold after production was shifted to the Company's main plant in an effort to reduce manufacturing costs.

The percentage of income taxes to pretax earnings was 44% in the first quarter of 1996 as compared with 40% in 1995. The change relates to the geographic mix of profitability.
                                       -6-

PART II - OTHER INFORMATION

     Items l thru 5   Not applicable


     Item 6          (a)     None
                     (b)     None


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Binks Manufacturing Company
                                             ---------------------------


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


Date  April 12, 1996
     ---------------------