Form 10-Q
period 1996-05-31
BINKS MANUFACTURING CO
filed 1996-07-15
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                 ---------------

                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934

     For the quarterly period ended May 31, 1996

                                       or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From            to
                                     ---------    ----------

                          Commission file number 1-1416

                           BINKS MANUFACTURING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                              36-0808480
- -------------------------------               ----------------------
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

             Class                      Outstanding May 31, 1996
     -----------------------            ------------------------
     Common, par value $1.00                    3,088,837

PART I - FINANCIAL INFORMATION

     SUMMARIZED FINANCIAL STATEMENTS

     Company or group of companies
     for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1996 (UNAUDITED) AND NOVEMBER 30, 1995

                                                 May 31         Nov 30
                                                  1996           1995
                                                -------        -------
                                                    ($000 omitted)
ASSETS

Current assets:
  Cash and cash equivalents                    $ 14,935          8,527
  Receivables, net                               73,649         90,726
  Inventories                                    97,649         86,207
  Other current assets                            4,499          5,221
                                                -------        -------
Total current assets                            190,732        190,681

Investments and other assets                      6,625          7,098

Goodwill                                          2,653          2,695

Property, plant and equipment, at cost           65,840         65,186
  Less accumulated depreciation                  36,166         34,559
                                                -------        -------

Net property, plant and equipment                29,674         30,627

                                                -------        -------

TOTAL ASSETS                                   $229,684        231,101
                                                -------        -------
                                                -------        -------

PART I - FINANCIAL INFORMATION

     Company or group of companies
     for which report is filed:

            Binks Manufacturing Company and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1996 (UNAUDITED) AND NOVEMBER 30, 1995

                                                 May 31         Nov 30
                                                  1996           1995
                                                -------        -------
                                                    ($000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank overdrafts
    and current maturities of long-term debt   $  6,009         11,040
  Accounts payable                               59,678         53,969
  Other current liabilities                      17,128         19,070
                                                -------        -------
Total current liabilities                        82,815         84,079

Deferred compensation                             9,015          8,725

Deferred income taxes                               435            490

Long-term debt, less current maturities          44,007         43,202
                                                -------        -------

Total liabilities                               136,272        136,496
                                                -------        -------

Stockholders' equity:
  Capital stock, $l.00 par value. Authorized
  12,000,000 shares: issued 3,088,837 shares      3,089          3,089
  Additional paid-in capital                     24,505         24,505
  Retained earnings                              66,879         66,671
  Foreign currency translation adjustment       ( 1,061)           340
                                                -------        -------

Total stockholders' equity                       93,412         94,605
                                                -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $229,684        231,101
                                                -------        -------
                                                -------        -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 SIX MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                                   (Unaudited)


                                            For the three               For the six
                                            months  ended               months ended
                                           -----------------        -----------------
                                           May 31    May 31         May 31     May 31
                                            1996      1995           1996       1995
                                            ----      ----           ----       ----
                                            ($000 omitted)            ($000 omitted)

Net Sales                                 $ 62,877    64,374        128,306   123,368
Cost of goods sold                          42,087    42,634         86,370    81,045
                                           -------   -------        -------   -------
   Gross profit                             20,790    21,740         41,936    42,323

Selling, general and administrative
   expenses                                 20,466    19,230         38,511    36,650
                                           -------   -------        -------   -------
   Operating income                            324     2,510          3,425     5,673

Other expenses (income):
   Interest expense                          1,019     1,016          2,139     1,980
   Contribution to employee's profit
     sharing funds                               9         8             15        14
   Other expense (income), net             (    15)  (    16)       (    44)  (   164)
                                           -------   -------        -------   -------
                                             1,013     1,008          2,110     1,830

   Earnings before income taxes and equity
     in earnings (loss) of unconsolidated
     subsidiaries                           (  689)    1,502          1,315     3,843

Income taxes                                (  398)      633            488     1,565
                                           -------   -------        -------   -------

Net earnings (loss)                       $(   291)      869            827     2,278
                                           -------   -------        -------   -------
                                           -------   -------        -------   -------

Net earnings (loss) per share             $(   .09)      .28            .27       .74
                                           -------   -------        -------   -------
                                           -------   -------        -------   -------

Cash dividends declared per share         $   .10        .20            .20       .30
                                           -------   -------        -------   -------
                                           -------   -------        -------   -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                                   (Unaudited)


                                                                1996            1995
                                                               -------         -------
                                                                    ($000 omitted)
Cash flows from operating activities:
Net earnings                                                  $    827          2,278
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                                 2,188          1,898
   Deferred compensation, net of payments                          445            126
   Deferred income taxes                                           (47)             2
   Other, net                                                      160           (270)
   Cash provided by (used in) changes in:
     Receivables                                                14,173        ( 9,635)
     Inventories                                               (12,527)       ( 8,266)
     Other current assets                                        1,030            452
     Accounts payable                                            7,186         13,392
     Accrued employees' profit-sharing contributions                49           (275)
     Accrued expenses                                             (578)           631
     Income taxes                                                 (716)           665
                                                               -------        -------

Net cash provided by (used in) operating activities             12,190            998
                                                               -------        -------

Cash flows from investing activities:
  Purchase of property, plant and equipment                    ( 1,656)       ( 2,411)
  Proceeds from sale of equipment                                   61          1,492
  Decrease in other investments and assets                         277              7
                                                               -------        -------

Net cash provided by (used in) investing activities            ( 1,318)          (912)
                                                               -------        -------

Cash flows from financing activities:
  Proceeds from long-term borrowings                               966          2,277
  Dividends paid                                                  (309)          (309)
  Net increase (decrease) in commercial paper,
   notes payable and bank overdrafts                           ( 4,498)       ( 1,915)
  Principal payments on long-term debt                            (373)          (406)
                                                               -------        -------

Net cash provided by (used in) financing activities            ( 4,214)          (353)
                                                               -------        -------

Effect of exchange rate changes on cash                           (250)           665
                                                               -------        -------

Net increase (decrease) in cash and cash equivalents             6,408            398

Cash and cash equivalents at beginning of period                 8,527          8,564
                                                               -------        -------

Cash and cash equivalents at end of period                    $ 14,935          8,962
                                                               -------        -------
                                                               -------        -------

            Binks Manufacturing Company and Consolidated Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MAY 31, 1996 (UNAUDITED) AND NOVEMBER 30, 1995



NOTE l
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1995.

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

            Binks Manufacturing Company and Consolidated Subsidiaries


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were approximately $27,320,000 at May 31, 1996.

The Company's cash balances increased $6,408,000 during the six months ended May 31, 1996. The net increase was the result of $12,190,000 provided by operations due to improved receivables collections, $1,318,000 used for investing activities principally for purchases of property, plant and equipment, $4,214,000 used in financing activities mainly for reducing short term debt and the payment of dividends and a $250,000 decrease based on the changes in foreign exchange rates during the period.

A dividend was paid June 24, 1996 at the rate of $.10 per share to stockholders of record on May 17, 1996. A dividend was declared at a Board of Director's meeting on June 28, 1996 at the rate of $.10 per share payable on August 2, 1996 to stockholder's of record on July 19, 1996.


RESULTS OF OPERATIONS

Net sales increased 4% or $4,938,000 to a total of $128,306,000 for the six months ended May 31, 1996, as compared with $123,368,000 for the same period in 1995. In the second quarter ended May 31, 1996, sales decreased 2% to $62,877,000 as compared to the second quarter of 1995. Lower sales in England were chiefly responsible for the second quarter decrease.

Gross profit decreased 1% to a total of $41,936,000 for the six months ended May 31, 1996 as compared to the first six months in 1995 mainly because of the product mix. The gross profit percentage was 33% in 1996 and 34% in 1995. The gross profit percentage varies depending on the amount of larger contracts that have inherently lower margins.

Selling, general and administrative expenses increased $1,861,000 or 5% as compared to the first six months in 1995 mainly to support the increase in sales. As a percentage of net sales, these expenses were 30% in 1996 and 1995. Interest expense increased $159,000 when compared to the same period in 1995 because of higher levels of interest bearing debt.

            Binks Manufacturing Company and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Other income decreased $120,000 in the first six months ended May 31, 1996 when compared to the corresponding period in 1995. This decrease was primarily the result of the sales of buildings by the Company in the first quarter of 1995. The 1995 pretax gains on the sales of the buildings amounted to $258,000, or $127,000 after tax.

The percentage of income taxes to pretax earnings was 37% in 1996 as compared with 41% in 1995. The change relates to the geographic mix of profitability.

Net income for the six months ended May 31, 1996 totalled $827,000, a decrease of 64% over the $2,278,000 earned in the corresponding period of 1995. The decrease is the result of all of the factors described above.

PART II - OTHER INFORMATION

  Items 1 thru 5 Not applicable

  Item 6
                         (a)  None
                         (b) On June 18, 1996 the Company filed a Form 8-K dated June 6, 1996 reporting changes in management under Item 5.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The enclosed financial statements include all adjustments, including normal and recurring adjustments, which are necessary to a fair presentation of the results of operations for the periods presented.




                                   BINKS MANUFACTURING COMPANY



                                   /s/ Jeffrey W. Lemajeur
                                   -------------------------------
                                   Jeffrey W. Lemajeur, Treasurer/
                                   Chief Financial Officer


                                   /s/ Doran J. Unschuld
                                   -------------------------------
                                   Doran J. Unschuld,  President/
                                      Chief Executive Officer


Date     July 15, 1996
     ----------------------