Form 10-Q
period 1996-08-31
BINKS MANUFACTURING CO
filed 1996-10-15
CIK 12180

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                               ------------------------

                                      FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of l934

      For the quarterly period ended August 31, 1996

                                          or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Transition Period From ___________ to ______________

                            Commission file number 1-1416

                              BINKS MANUFACTURING COMPANY
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                              36-0808480
----------------------------------------       --------------------
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

                     Class                    Outstanding August 31, 1996
             -----------------------          ---------------------------


             Common, par value $1.00                 3,088,837

PART I - FINANCIAL INFORMATION

    SUMMARIZED FINANCIAL STATEMENTS

    Company or group of companies
    for which report is filed:

              Binks Manufacturing Company and Consolidated Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                  August 31, 1996 (Unaudited) and November 30, 1995
                  -------------------------------------------------





                                                     Aug 31         Nov 30
                                                      1996           1995
                                                     ------         ------
                                                         ($000  omitted)

ASSETS

Current assets:
    Cash and cash equivalents                      $  9,414          8,527
    Receivables, net                                 77,739         90,726
    Inventories                                     106,616         86,207
    Other current assets                              4,558          5,221
                                                    -------        -------
Total current assets                                198,327        190,681

Investments and other assets                          6,455          7,098

Goodwill                                              2,632          2,695

Property, plant and equipment, at cost               66,223         65,186
    Less accumulated depreciation                    37,474         35,559
                                                    -------        -------
                                                     28,749         30,627


                                                    -------        -------

TOTAL ASSETS                                       $236,163        231,101
                                                    -------        -------
                                                    -------        -------

PART l - FINANCIAL INFORMATION

    Company or group of companies
    for which report is filed:

              Binks Manufacturing Company and Consolidated Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                  August 31, 1996 (Unaudited) and November 30, 1995
                  -------------------------------------------------

                                                     Aug 31         Nov 30
                                                      1996           1995
                                                    -------        -------
                                                         ($000 omitted)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, bank overdrafts
      and current maturities of long-term debt     $ 10,287         11,040
    Accounts payable                                 58,856         53,969
    Other current liabilities                        18,654         19,070
                                                    -------        -------
Total current liabilities                            87,797         84,079

Deferred compensation                                 9,375          8,725

Deferred income taxes                                   418            490

Long-term debt, less current maturities              44,085         43,202
                                                    -------        -------

Total liabilities                                   141,675        136,496
                                                    -------        -------

Stockholder's equity:
    Capital stock, $1.00 par value.  Authorized
    12,000,000 shares:  issued 3,088,837 shares       3,089          3,089
    Additional paid-in capital                       24,505         24,505
    Retained earnings                                67,377         66,671
    Foreign currency translation adjustment         (   483)           340
                                                    -------        -------

Total stockholders' equity                           94,488         94,605
                                                    -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $236,163        231,101
                                                    -------        -------
                                                    -------        -------

              Binks Manufacturing Company and Consolidated Subsidiaries

                         CONSOLIDATED STATEMENTS OF EARNINGS

                Nine months ended August 31, 1996 and August 31, 1995
                -----------------------------------------------------
                                     (Unaudited)



                                                         For the three                  For the nine
                                                         months  ended                  months ended
                                                      ---------------------         ---------------------
                                                     Aug 31         Aug 31         Aug 31         Aug 31
                                                      1996           1995           1996           1995
                                                     ------         ------         ------         ------
($000 omitted)                                               ($000 omitted)

Net Sales                                           $71,536         67,871        199,841        191,239
Cost of goods sold                                   47,707         45,191        134,077        126,236
                                                    -------        -------        -------        -------
    Gross profit                                     23,829         22,680         65,764         65,003

Selling, general and administrative expenses         20,164         19,809         58,674         56,459
                                                    -------        -------        -------        -------
    Operating income                                  3,665          2,871          7,090          8,544

Other expenses (income):
    Interest expense                                    963          1,034          3,102          3,014
    Contribution to employee profit
      sharing funds                                     283              8            298             22
    Other expense (income), net                         442          (  36)           398         (  200)
                                                    -------        -------        -------        -------
                                                      1,688          1,006          3,798          2,836

    Earnings before income taxes and equity
      in earnings (loss) of unconsolidated
      subsidiaries                                    1,977          1,865          3,292          5,708

Income taxes                                          1,170            845          1,659          2,410
                                                    -------        -------        -------        -------

    Earnings before equity in earnings (loss)
      of unconsolidated subsidiaries                    807          1,020          1,633          3,298

Equity in earnings (loss) of unconsolidated
    subsidiaries                                          -              -              -              -
                                                    -------        -------        -------        -------

Net earnings                                        $   807          1,020          1,633          3,298
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Net earnings per share                              $   .26            .33            .53           1.07
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Cash dividend declared per share                    $   .10            .10            .30            .40
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------




              Binks Manufacturing Company and Consolidated Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                Nine months ended August 31, 1996 and August 31, 1995
                -----------------------------------------------------
                                     (Unaudited)

                                                        1996           1995
                                                      --------       --------
                                                         ($000  omitted)

Cash flows from operating activities:
Net earnings                                          $  1,633          3,298
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                       3,259          2,775
     Equity in (earnings) loss of unconsolidated
       subsidiaries                                          -              -
  Deferred compensation, net of payments                   472            690
  Deferred income taxes                                (    78)       (     6)
  Other, net                                               428        (   258)
  Cash provided by (used in) changes in:
     Receivables                                        11,826        ( 7,404)
     Inventories                                       (20,810)       ( 7,112)
     Other current assets                                   56            584
     Accounts payable                                    5,165          8,376
     Accrued employees' profit-sharing
       contributions                                       345        (   264)
     Accrued expenses                                      148        ( 1,479)
     Income taxes                                          448            582
                                                      --------       --------

Net cash provided by (used in) operating activities      2,892          2,740
                                                      --------       --------
Cash flows from investing activities:
  Purchase of property, plant and equipment            ( 2,537)       ( 4,741)
  Proceeds from sale of equipment                          793          1,954
  Sale (purchase) of other investments and assets          432        ( 2,014)
                                                      --------       --------

Net cash provided by (used in) investing activities    ( 1,312)       ( 4,801)
                                                      --------       --------

Cash flows from financing activities:
  Proceeds from long-term borrowings                     1,041          4,141
  Dividends paid                                       (   927)       ( 1,235)
  Net increase (decrease) in commercial paper,
     notes payable and bank overdrafts                     180        ( 1,869)
  Principal payments on long-term debt                 (   920)       ( 1,194)
                                                      --------       --------

Net cash provided by (used in) financing activities    (   626)       (   157)
                                                      --------       --------

Effect of exchange rate changes on cash                (    67)           210
                                                      --------       --------

Net increase (decrease) in cash and cash equivalents       887        ( 2,008)
                                                      --------       --------

Cash and cash equivalents at beginning of period         8,527          8,564
                                                      --------       --------

Cash and cash equivalents at end of period            $  9,414          6,556
                                                      --------       --------
                                                      --------       --------

              Binks Manufacturing Company and Consolidated Subsidiaries

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  August 31, 1996 (Unaudited) and November 30, 1995
                  -------------------------------------------------

NOTE 1
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the applicable period. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form l0-K for the year ended November 30, 1995.

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

NOTE 4
In the third quarter of 1996, the Company sold its corporate jet. The pretax loss on this sale amounted to $194,000 and is included in other expense in the consolidated statement of earnings. The after tax loss on this sale was $152,000.

NOTE 5
The Company is attempting to negotiate a settlement of litigation brought against the Company in 1993 to limit the costs associated with protracted litigation. No estimate of loss can be made at this time.

              Binks Manufacturing Company and Consolidated Subsidiaries

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations constitutes the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers acceptances. The Company maintains substantial lines of credit for general corporate purposes and to provide support for the issuance of bankers acceptances. The unused lines of credit were effectively $27,604,000 at August 31, 1996.

The Company's cash balances increased $887,000 during the nine months ended August 31, 1996. The net increase was the result of $2,892,000 provided by operations due to higher sales volumes, $1,312,000 used for investing activities principally for purchases of property, plant and equipment, $626,000 used in financing activities mainly for the payment of dividends and a $67,000 decrease based on the changes in foreign exchanges rates during the period.

On November 30, 1993 the Company agreed to issue $15,000,000 of 7.14% senior notes with a final maturity in 2008. Funding of the notes took place on December 6, 1993 and the proceeds were used to repay a portion of the debt outstanding under one of the Company's lines of credit. The Company will repay the principal in 11 annual installments beginning in 1998.

A dividend was paid August 2, 1996 at the rate of $.10 per share to stockholders of record on July 19, 1996. For the first nine months of 1996, dividends have been paid at the rate of $.30 per share versus $.40 per share for the same period in 1995.

RESULTS OF OPERATIONS

Net sales increased 5% or $8,602,000 to a total of $199,841,000 for the nine months ended August 31, 1996, as compared with $191,239,000 for the same period in 1995. In the third quarter ended August 31, 1996, sales increased 5% to $71,536,000 as compared to $67,871,000 in the third quarter of 1995. Increased demand for electrostatic products produced by the Company's subsidiary in France was chiefly responsible for the increase.

Gross profit increased 1% to a total of $65,764,000 for the nine months ended August 31, 1996 as compared to the first nine months in 1995 mainly because of higher sales. The gross profit percentage was 33% in 1996 and 34% in 1995. The gross profit percentage varies depending on the amount of larger contracts that generally have lower margins.

Selling, general and administrative expenses increased $2,215,000 or 4% as compared to the first nine months in 1995 mainly to support the increase in sales. As a percentage of net sales, these expenses were 29% in 1996 and 30% in 1995. Interest expense increased $88,000 when compared to the same period in 1995 primarily due to an increase in the average amount of interest bearing debt outstanding.

              Binks Manufacturing Company and Consolidated Subsidiaries

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Contributions to employee profit sharing funds are based on profitability of the parent company and certain subsidiaries that have profit sharing funds. Amounts will vary according to contribution formulas and the related profits. Contributions of $298,000 were made in the first nine months of 1996 compared to contributions of $22,000 in the first nine months of 1995.

Other nonoperating expense increased by $598,000 in the nine months ended August 31, 1996 when compared to the corresponding period in 1995. This net cost increase was primarily due to gains on the sales of buildings by the Company in the first quarter of 1995 totalling $258,000. Also contributing to the variance was a loss on the disposition of the corporate jet in the third quarter of 1996 that amounted to $194,000. In addition there was a $172,000 cost adjustment by the Japanese subsidiary in the second quarter of 1996 related to the liability associated with their Employee Retirement Fund.

The percentage of income taxes to pretax earnings was 50% in 1996 as compared with 42% in 1995. The change relates to the geographic mix of profitability.

Net income for the nine months ended August 31, 1996 totalled $1,633,000, a decrease of 50% versus the $3,298,000 earned in the corresponding period of 1995. The decrease in net income is the result of all of the factors described above.

CURRENT DEVELOPMENTS

To improve future profitability the Company is examining all of its operations and the way it serves its markets. Material one time charges are expected to occur in the fourth quarter of fiscal 1996 to settle disputes, reduce headcount, exit unprofitable product lines and lower recurring facilities costs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The matters discussed under "Current Developments" are forward-looking statements that involve risks and uncertainties which include, but are not limited to, the timing and amount of any or all of such one-time charges relating to the anticipated dispute settlements and restructuring and the general effects of the restructuring on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION



  Items 1 thru 5 Not applicable

  Item 6

               (a)  None
               (b) On June 18, 1996 the Company filed a Form 8-K dated June 6, 1996 reporting change in management under Item 5.
                    On August 29, 1996 the Company filed a Form 8-K dated August 23, 1996 reporting a change in registrant's certifying accountant under Item 4 and an increase in the number of members of the Board of Directors from 5 directors to 7 directors under Item 5.



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


               Binks Manufacturing Company
               -------------------------------



               /s/ Jeffrey W. Lemajeur
               -------------------------------
               Jeffrey W. Lemajeur, Treasurer/
                Chief Financial Officer



               /s/ Doran J. Unschuld
               --------------------------------
               Doran J. Unschuld,   President/
               Chief Executive Officer



Date    October 14, 1996
     ---------------------