Form 10-K
period 1996-11-30
BINKS MANUFACTURING CO
filed 1997-02-28
CIK 12180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                               -----------------------
                                      FORM 10-K

                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended November 30, 1996
                                          or
                / / Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                       For the Transition Period from        to
                            Commission File Number 1--1416

                             BINKS MANUFACTURING COMPANY
                (Exact name of registrant as specified in its charter)

                                       DELAWARE
                               (State of incorporation)

                                      36-0808480
                         (I.R.S. Employer Identification No.)

                               9201 WEST BELMONT AVENUE
                               FRANKLIN PARK, ILLINOIS
                       (Address of principal executive offices)

                                        60131
                                      (Zip Code)

                                    (847) 671-3000
                 (Registrant's telephone number, including area code)


             Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
     -------------------               ------------------------------------
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

         Yes   x     No
             ------     ------
    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /   /
                               -----

    The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $101,000,000 as of February 25, 1997. For purposes of the foregoing statement only, directors and officers of the Registrant have been assumed to be affiliates.

    As of February 25, 1997, the Registrant had outstanding 3,088,837 shares of Capital Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE


    Selected portions of the definitive Proxy    Incorporated into Part III
    Statement for the Registrant's Annual
    Meeting of Stockholders to be held on
    April 29, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I


ITEM 1.   BUSINESS

GENERAL

    Binks Manufacturing Company, a Delaware corporation incorporated on January 2, 1929 as a successor to a business founded in 1890, and its subsidiaries (hereinafter referred to collectively as the "Company") are engaged in the manufacture and sale of spray finishing and coating application equipment. The Company sells its products primarily to the automotive industry, general industrial finishing, and automotive refinishing markets.

    The Company serves three primary geographic markets, North and South America, Europe and the Pacific Rim, and presently generates over 50% of its sales outside the United States.

    The Company divides its products into three general groups: standard products, engineered (industrial) systems, and automotive paint systems. Standard products consist of a variety of components used in the spray finishing process such as spray guns, fluid handling equipment and accessories. Engineered (industrial) systems consist of specialty products together with standard components to comprise finishing systems. Automotive products include automatic electrostatic paint application machines as well as paint circulation equipment serving the global automotive market. The Company also manufactures equipment for functional and corrosion control applications.

RESTRUCTURING

    Beginning in June 1996, the Company's Board of Directors adopted measures as part of a comprehensive reorganization and restructuring of the Company. The initiatives were designed to enhance customer service, strengthen the Company's positioning in the marketplace, coordinate world wide operations, accelerate earnings and revenue growth, reduce operating expenditures, and increase shareholder value. The more significant aspects of the restructuring affecting the operations of the Company include the following:

    - Pending stockholder approval at the Annual Meeting of Stockholders scheduled for April 29, 1997, the Company will be renamed Binks Sames Corporation to affirm the global nature of the Company and to recognize the achievements and stature in the market of the Company's French subsidiary, Sames S.A.

    - A new Chairman and separate Chief Executive Officer have been elected, with the Board of Directors being expanded to seven members, four of whom are independent directors. Nominating, compensation, and executive committees of the Board have been created.

    - The Company and its 13 subsidiaries have reorganized sales and marketing functions into three geographic groups: the Americas, Europe, and the Pacific Rim; and one industry group: the Global Automotive Group.

    - Product management has been reorganized into three groups: standard products, engineered systems, and automotive paint systems.

    - Research and development, product manufacturing, and distribution have been restructured to coordinate activities worldwide.

    - The Company has closed its 615,000 square foot manufacturing facility in Franklin Park, Illinois, shifting production to other smaller and more profitable plants. Approximately 360 manufacturing and 130 administrative positions will be eliminated as a result.

    - Rationalization of the Company's product line was conducted, with approximately 60% of the Company's engineered systems products and 45% of standard products eliminated, reducing annual sales by approximately $16 million.

PRODUCTS

    The Company's standard products include over forty different models of spray guns, a wide variety of air and fluid nozzles, a complete line of high and low pressure material handling pumps, pressure tanks ranging in capacity from two to sixty gallons, replacement parts for these components, and accessories such as siphon cups, pressure cups, oil and water extractors, air and fluid regulators, ball valves, hose connections and fittings, air and fluid hoses, air respirators and safety products, and paint heaters.

    Engineered systems include pre-engineered spray booths for the industrial market, paint circulating systems, air replacement systems, automatic spray coating machines, liquid and powder manual and automatic electrostatic application equipment. Many industrial equipment installations are custom designed and engineered by the Company to satisfy specific needs of customers and include various standard and industrial equipment items as components.

    Automotive products include automated systems which circulate, distribute, regulate, and apply coatings used in the painting of automobiles. The Company supplies equipment and systems capable of handling a multitude of liquid and powder coatings, such as primers, base coats (color), clear coats, and mastics. These systems are custom designed to meet the needs of the global automotive market.

    The Company provides products as well as complete systems for the following six basic coatings application methods: (1) COMPRESSED AIR ATOMIZATION. A conventional method employing compressed air in the spray gun to atomize, disperse, and deposit coating materials. (2) AIRLESS SPRAYING. A high speed spray method in which hydraulic pressure developed by a material handling pump is used to atomize the coating material by pumping it at high pressure through the nozzle of the airless spray gun. (3) HIGH VOLUME LOW PRESSURE (HVLP). An adaptation of the conventional air spray method, HVLP utilizes larger than normal volumes of air delivered at lower pressures to produce quality finishes while complying with certain environmental regulations governing the amounts of volatile organic compounds emitted into the atmosphere. (4) ELECTROSTATIC SPRAYING. A method which combines atomization of the coating material by one of the methods described in
(1) and (2) above with delivery of an electrical charge of the coating as it leaves the spray gun, thereby attracting it to a grounded product in much the same way as iron filings are attracted to a magnet. (5) POWDER SPRAYING. A method of applying a coating material in powder form, with delivery of an electrical charge to the coating as it leaves the spray gun as with Electrostatic Spraying, and then hardening the coating through the application of heat. (6) PLURAL COMPONENT SPRAYING. The method used to apply plural component materials such as polyurethane foams, polyesters, gelcoats, epoxies, and elastomers, and requiring special equipment for precise metering, mixing and dispensing of the resins, catalysts and accelerators which create such plural component materials.

    The Company groups its sales revenues into the product categories discussed previously (standard, engineered, and automotive). In fiscal 1994, 43% of total revenues consisted of standard products while 57% of total revenues consisted of engineered and automotive products. In fiscal 1995, 42% of total revenues consisted of standard products while 58% of total revenues consisted of engineered and automotive products. In fiscal 1996, 38% of total revenues consisted of standard products while 19% of total revenues consisted of engineered products and 43% consisted of automotive products.

RESEARCH AND DEVELOPMENT

    The Company is continually engaged in experimental work on various other coating systems. The Company spent approximately $4.9 million, $4.0 million and $4.3 million during fiscal years ended November 30, 1996, 1995, and 1994, respectively, on research activities relating to development of products or services, none of which was customer sponsored.

DISTRIBUTION AND MARKETING

    THE AMERICAS. The Company markets its standard products and engineered systems in the United States through nine branch offices, seven of which have warehouse facilities, and approximately 35 sales offices strategically located throughout the country. In addition, the Company distributes its standard products and engineered systems through numerous distributors and dealers serving the industrial finishing, automotive refinishing, and painting contractor markets throughout the United States, Mexico, Canada, and South America. The Company has improved its position in South America through exclusive distribution arrangements.

    Although some engineered systems are sold through distributors, the Company typically sells directly to industrial concerns or manufacturers for larger installations (contracts in excess of $500 thousand). These jobs require highly specialized knowledge and experience in engineering, installation, and start up of a finishing system.

    EUROPE. The Company's standard products and engineered systems products are sold throughout Europe. The Company maintains sales offices in a dozen countries and utilizes agents to establish its presence in other countries.

    PACIFIC RIM.     The Company's products have been sold in Japan for over 30 years and the Company has a wholly-owned subsidiary in Australia. The Company is now expanding further into the Pacific Rim. China and Korea are considered growth areas with an increase in general industry business through exclusive distribution arrangements.

    Financial information regarding sales, operating income (loss) and identifiable assets attributable to each of the Company's geographic areas is contained in the Notes to Consolidated Financial Statements.

    THE GLOBAL AUTOMOTIVE MARKET. The Company sells directly to automotive companies as well as to automotive systems integrators and prime contractors. Subsidiaries in France, England, and the United States provide high-end electrostatic application equipment and automatic painting machines, as well as paint circulation and distribution equipment.

COMPETITION

    The Company believes that it is the largest manufacturer of a broad line of spray finishing and coating application equipment. There are many other manufacturers of coating application equipment who also engage in other lines of business, principally Graco Incorporated, Illinois Tool Works, and Nordson Corporation. The Company also competes in the United States with non-U.S. manufactured products which up to this time have been unsuccessful in obtaining a significant share of the available market.

EMPLOYEES

    As of November 30, 1996, approximately 1,750 persons were employed by the Company in the United States, England, Canada, Australia, Sweden, France, Belgium, Italy, Germany, and Japan.

CONCENTRATION

    The amount of business conducted with particular customers varies significantly from year to year. Sales to the automotive industry as a whole (which includes several different manufacturers as well as different divisions or facilities within some manufacturers) generally have accounted for between 25% and 45% of the Company's consolidated net sales in past years.

BACKLOG OF ORDERS

    The dollar amount of the Company's backlog of orders as of November 30, 1996 was approximately $60 million as compared to approximately $55 million as of November 30, 1995. All of the orders in backlog as of November 30, 1996 are expected to be filled within the year ended November 30, 1997. The dollar amount of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizable contracts. The difference in backlog between November 30, 1996 and November 30, 1995 is attributable to these factors. The business of the Company is not materially affected by seasonal factors, and the Company's backlog is not generally a result of such factors.

MATERIALS

    The Company purchases its requirements of aluminum, brass, and steel in the form of bar stock, rolls, tubing, and sheeting as well as in the form of castings and forgings which are manufactured by suppliers, for the most part from Company-owned dies and patterns. The Company also purchases certain components which it incorporates into its finished products such as electric motors, gasoline engines, switches, gauges, and consumable products. The materials and components purchased by the Company are readily available from a number of suppliers.

INTELLECTUAL PROPERTY

    The Company owns a number of patents in the United States and other countries pertaining to spray equipment, components, control and memory devices, pumps, and valves, as well as presently pending applications for patents in the United States and other countries. The Company does not consider its business to be materially dependent on any single patent or group of patents, or any pending applications for patents. The Company has registered its trademark "Binks" in the United States and 32 other countries and has registered thirteen additional trademarks in the United States, including its "Sames" trademark.
The "Sames" trademark is registered in numerous other countries as are ten other Sames product trademarks.

ENVIRONMENTAL

    Federal, state, local, and international provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not materially affected the Company's capital expenditures, earnings, or competitive position.

ITEM 2.  PROPERTIES

    The Company has closed its manufacturing plant in Franklin Park, Illinois, which it owns. The facility comprises 615,000 square feet of which 555,000 square feet has been used for manufacturing and 60,000 square feet for office space. The Company has shifted production conducted at this facility to other smaller plants.

    The Company plans to relocate its offices to leased facilities in the Chicago area. The new corporate office will incorporate a demonstration and technical center that includes four product demonstration areas for liquid, powder, plural component finishing technologies, and infrared curing technologies. A training center will provide customer and employee product training and continuing education.

    The Company owns its branch office and warehouse in Franklin Park, Illinois (situated in the premises described above), a branch office and warehouse in Dallas, Texas, comprising approximately 25,000 square feet, a branch office and warehouse in Atlanta, Georgia, comprising approximately 23,000 square feet, and the building and land used by the Company's Poly-Craft Systems Division in Cottage Grove, Oregon, comprising approximately 24,000 square feet. The Company's branch and sales offices operate from 35 other locations in the United States, twelve of which are leased premises and seven of which include warehousing space. An aggregate of approximately 130,000 square feet is leased at such locations. The Company does not regard any such leased premises to be material.

    The Company's non-U.S. subsidiaries own and occupy manufacturing and office facilities aggregating approximately 307,000 square feet and lease property for such purposes aggregating approximately 130,000 square feet.

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

         On June 30, 1995, the Court of Appeals for the Federal Circuit, in GRACO, INC. V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the Company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that the Company "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorney fees. The Federal Circuit remanded the case for findings on the issue of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750,000. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                          EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are listed below.

JOHN J. SCHORNACK, age 66, has been Chairman of the Board since June 1996 and a director since February 1994. His present term of office as a director expires at the 1998 Annual Meeting. Mr. Schornack has been the Chief Executive Officer of KraftSeal Corporation, a manufacturer of tamper-proof food container lids, since 1991. Prior to that, Mr. Schornack was Vice Chairman at Ernst & Young, an international public accounting firm.

DORAN J. UNSCHULD, age 73, has been President and Chief Executive Officer since June 1996 and a director of the Company since 1982. His present term of office as a director expires at the 1999 Annual Meeting. Mr. Unschuld has been employed by the Company in various positions since 1952 and has been a Senior Vice President from 1995 to 1996, a Vice President from 1971 to 1995 and Secretary of the Company from 1965 to 1996.

STEPHEN R. KENNEDY, age 63, has been an officer of the Company since 1971. Mr. Kennedy has been employed by the Company since 1960 and is presently Vice President of Human Resources of the Company.

ERNEST F. WATTS, age 59, has been an officer of the Company since 1980. Mr. Watts has been employed by the Company since 1959 and is presently Vice President of Market Development of the Company.

JEFFREY W. LEMAJEUR, age 35, has been an officer of the Company since 1992. Mr. Lemajeur has been employed by the Company since 1991 and is presently Vice President of Finance, Chief Financial Officer and Treasurer of the Company.

TERENCE P. ROCHE, age 38, has been an officer of the Company since 1995. Mr. Roche has been employed by the Company since 1986 and is presently Executive Vice President, Assistant Secretary and Assistant Treasurer. Mr. Roche had been the Industrial Sales Manager of the Company from 1990 to 1996.

CARL M. SPRINGER, age 55, has been an officer of the Company since 1995. Mr. Springer has been employed by the Company since 1977 and is presently Vice President - Manufacturing and Engineering, Assistant Secretary and Assistant Treasurer. Mr. Springer had been the Electronics Product Manager of the Company from 1978 to 1996.

SAMUEL W. CULBERTSON, age 54, has been an officer of the Company since June 1996. Mr. Culbertson has been employed by the Company since 1969 and is presently Vice President - Research and Development. Mr. Culbertson has been President of Binks Research and Development Corporation, a subsidiary of the Company, since June 1996. Mr. Culbertson had been Vice President and General Manager of Binks Research and Development Corporation from 1982 to 1996.

STEPHEN R. MATHERS, age 47, has been an officer of the Company since June 1996. Mr. Mathers has been employed by the Company since 1974 and is presently Vice President - Corporate Development. Mr. Mathers has been President and CEO of Sames Electrostatic, Inc., a subsidiary of the Company, since 1990.

ADRIEN LACCHIA, age 54, has been an officer of the Company since June 1996. Mr. Lacchia has been employed by the Company since 1970 and is presently Vice President - Sames. Mr. Lacchia has been Co-Managing Director of Sames, S.A., a subsidiary of the Company, since 1994. Prior to 1994, Mr. Lacchia had been Technical Manager of Sames S.A.



---------------------

Notes:

1.  All officers' terms expire in 1997.

2. Stephen R. Kennedy is married to the niece of William W. Roche, a director of the Company. Ernest F. Watts is the nephew of William W. Roche. Terence P. Roche is the son of William W. Roche. Ernest F. Watts and Terence
P. Roche are cousins. There are no other family relationships among the executive officers of the Company.

                                       PART II


ITEM 5.  MARKET FOR THE COMPANY'S CAPITAL STOCK AND RELATED SECURITY HOLDER
         MATTERS

         The Company's capital stock is traded on the American and Chicago Stock Exchanges. The high and low prices for each quarterly period within the two most recent fiscal years, as reported by such exchanges, and the dividends declared during such periods with respect to the capital stock of the Company are as follows:

                                                         Cash
                                                        (Stock)
                                                       Dividend
                                                       Declared
     Quarter Ending                High         Low    Per Share
    --------------                ------       -----   ---------

    February 28, 1995             22 1/8      18 1/2      .10
    May 31, 1995                  24 3/8      21 3/4      .20
    August 31, 1995               26          24          .10
    November 30, 1995             25 5/8      24 1/8      .10
    February 29, 1996             24 1/2      22          ---
    May 31, 1996                  24 5/8      21 3/8      .10
    August 31, 1996               29          22 3/4      .20
    November 30, 1996             28          21 1/8      .10

         As of February 25, 1997, there were approximately 1,114 registered holders of the Company's capital stock, which is the only class of equity securities of the Company outstanding. Harris Trust and Savings Bank, Chicago, Illinois, is the transfer agent and registrar of the Company's capital stock.

ITEM 6. SELECTED FINANCIAL DATA

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Five years ended November 30, 1996
(not covered by Independent Auditors' Reports-in thousands, except per share amounts)

------------------------------------------------------------------------------------------
                                                      Year ended November 30
                                         ----------------------------------------------
                                          1996(a)    1995      1994      1993    1992(b)
------------------------------------------------------------------------------------------

Net sales                             $  296,686   266,003   243,599   210,405   223,680
------------------------------------------------------------------------------------------

Cost of goods sold                       216,017   178,940   167,261   138,954   149,660
Selling, general, and administrative
   expenses                               83,111    76,517    68,757    66,506    68,329

Restructuring costs                        9,043       -         -         -         -
------------------------------------------------------------------------------------------

Operating income (loss)               $  (11,485)   10,546     7,581     4,945     5,691
Other expense                              4,672     3,463     2,003     2,923     2,491
------------------------------------------------------------------------------------------

Earnings (loss) before income taxes      (16,157)    7,083     5,578     2,022     3,200
Income tax expense (benefit)              (5,049)    2,777     2,163       641     1,569
------------------------------------------------------------------------------------------

Net earnings (loss)                      (11,108)    4,306     3,415     1,331     1,609
------------------------------------------------------------------------------------------

Net earnings (loss) per share         $    (3.60)     1.39      1.11       .44       .55
------------------------------------------------------------------------------------------

Cash dividends per share              $      .40       .50       .30       .36      1.00
------------------------------------------------------------------------------------------

Total assets                          $  230,229   231,101   193,364   179,999   178,250
------------------------------------------------------------------------------------------

Long-term debt                        $   44,634    43,202    38,114    34,136    33,391
------------------------------------------------------------------------------------------


(a) In fiscal 1996, the Company recorded nonrecurring charges of $18.9 million ($12.6 million after tax, or $4.07 per share), as described in note 15 of
    the notes to consolidated financial statements.   Nonrecurring charges are
    included in cost of goods sold ($7.1 million), selling, general, and administrative expenses ($2.8 million), and restructuring costs
    ($9 million).

(b) In fiscal 1992, the Company changed its method of accounting for income taxes. The change resulted in an increase in net earnings of $195 thousand ($.07 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased $30.7 million, or 12%, to a record $297 million in fiscal 1996. The Company's operations in Europe and the Pacific Rim had net sales of $157 million, an increase of $38.9 million, or 33%, over fiscal 1995. Net sales in Europe and the Pacific Rim would have been $4 million higher in fiscal 1996 if prevailing fiscal 1995 currency exchange rates had remained in effect for fiscal 1996. The Company's operations in the Americas (principally the U.S. and Canada) had net sales of $140 million, a decrease of $8.2 million, or 6%, as compared to the prior year. Net sales in the Americas decreased to 47% of worldwide sales in fiscal 1996 as compared to 56% in the prior year. Worldwide sales growth was largely due to increasing market acceptance, particularly in the automotive industry, of environmentally friendly technologies introduced by the Company in recent years.

The Company had a net loss of $11.1 million ($3.60 per share) in fiscal 1996 as compared to net earnings of $4.3 million ($1.39 per share) in fiscal 1995. The Company recorded $18.9 million of pretax nonrecurring charges in fiscal 1996; the after-tax effect of such charges was $12.6 million, or $4.07 per share. The nonrecurring charges recorded in fiscal 1996 are comprised of costs associated with the restructuring of operations and product lines to enhance the Company's competitiveness and improve profitability. The Company has eliminated numerous product lines, reduced employment positions, and substantially reduced its manufacturing capacity in anticipation of increased levels of outsourcing.

Gross profit declined $6.4 million in fiscal 1996 largely because of product rationalization and product mix. Included in cost of goods sold is a nonrecurring charge of $7.1 million relating principally to the elimination of product lines. Also, the increase in sales was driven by an increase in large contracts which have inherently lower margins. Gross profit as a percentage of sales decreased to 27% in fiscal 1996 from 33% in fiscal 1995 primarily for the same reasons.

Selling, general, and administrative expenses increased $6.6 million, or 9%, from fiscal 1995 to fiscal 1996, primarily to support the increase in sales. Included in selling, general, and administrative expenses in fiscal 1996 is a nonrecurring charge of $2.8 million relating to the resolution of disputes pertaining to the performance of products sold in prior years.

Restructuring costs of $9.0 million were recorded in fiscal 1996, principally comprised of employee separation costs of $5.4 million, asset writeoffs of $3.3 million, and consulting fees of $375 thousand. The employee separation costs reflect the reduction of 567 employees in the U.S., England, Mexico, Belgium, France, Italy, and Canada. Asset writeoffs consist of the Company's writeoff of its investment in Binks de Mexico, writeoffs of specific manufacturing assets, and disposition of the corporate jet. Consulting fees were incurred to help shape and implement the new strategic direction of the Company.

The Company has changed its approach to serving customers in Mexico. Previously, customers were supplied with U.S. made products by a subsidiary in Mexico. The Company is liquidating this distribution subsidiary and establishing a sales generating operation to take advantage of the North American Free Trade Agreement. The new Mexican operating unit will generate sales orders that will be shipped and billed in U.S. dollars (eliminating currency risk) from the Dallas, Texas warehouse to leverage existing fixed distribution costs.

Interest expense increased $373 thousand, or 9%, due to higher average levels of borrowings to support the higher level of sales activity.

Other income and expense, which went from income of $569 thousand in fiscal 1995 to $267 thousand of expense in fiscal 1996, includes interest income, exchange gains and losses, and gains on the sales of fixed assets. In fiscal 1995, the Company sold two buildings for pretax gains totaling $258 thousand and in fiscal 1996, the Company sold a property in the United States for a pretax gain of $289 thousand.

Income tax benefits were 31% of pretax losses in fiscal 1996 as compared to an effective income tax rate of 39% on fiscal 1995 pretax income.

The Company recorded a net loss of $11.1 million in fiscal 1996 as compared to net earnings of $4.3 million in fiscal 1995, resulting from all of the factors mentioned above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONT.



FISCAL 1995 COMPARED TO FISCAL 1994

Net sales increased $22.4 million, or 9%, in fiscal 1995 to $266 million. The Company's operations in the Americas (principally the U.S. and Canada) had net sales of $148 million, an increase of $14 million, or 11%, as compared to the prior year. The Company's operations in Europe and the Pacific Rim had net sales of $118 million, an increase of $8 million, or 7%, as compared to the prior year. These increases were the result of improving market acceptance of environmentally friendly technologies introduced in recent years. Net sales in the Americas comprised 56% of worldwide sales in fiscal 1995, as compared to 55% in fiscal 1994.

Gross profit increased $10.7 million in fiscal 1995 largely because of the increase in sales. The percentage of gross profit to sales increased to 33% in fiscal 1995 from 31% in fiscal 1994 primarily because of improved margins on large contracts and price increases in fiscal 1995. Selling, general, and administrative expenses increased $7.8 million, or 11%, from fiscal 1994 to fiscal 1995 to support the increase in sales.

Interest expense increased $1.3 million, or 46%, due to higher U.S. interest rates and increased borrowings to support the higher level of sales activity.

Other income, which decreased $195 thousand in fiscal 1995, includes interest income, exchange gains and losses, and gains on sales of fixed assets. In fiscal 1994, the Company sold a parcel of undeveloped land at a pretax gain of $960 thousand and in fiscal 1995, the Company sold two buildings for pretax gains totaling $258 thousand.

Income taxes were 39% of pretax income in both fiscal 1995 and fiscal 1994.

Net earnings increased $891 thousand to $4.3 million in fiscal 1995 when compared to net earnings of $3.4 million in fiscal 1994. This 26% increase is the result of all of the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Revenues generated from operations constitute the primary source of the Company's liquidity. Short-term funds are provided for current operations through bank loans and the issuance of bankers' acceptances. The Company maintains substantial lines of credit for general corporate purposes. The total amount available for borrowing under existing lines of credit in excess of outstanding borrowings, bankers' acceptances, and letters of credit supporting export activities was approximately $36 million at November 30, 1996.

The Company's cash and cash equivalents increased $7.7 million during fiscal 1996. The net increase was primarily the result of $9.8 million generated from operating activities principally due to a decrease in accounts receivable, offset by $1.7 million used in investing activities chiefly for purchases of property, plant, and equipment, $235 thousand used in financing activities from the payment of short-term debt, capital leases, and the payment of dividends partially offset by proceeds from long-term borrowings. The changes in foreign exchange rates during the year resulted in a decrease of cash in U.S. dollars of $207 thousand.

In fiscal 1996, the Company paid cash dividends totaling $1.2 million on its capital stock compared to $1.5 million in fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 29, 1997 under the caption "Election of Directors" and is incorporated herein by reference.

         (b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company is contained in Part I of this report and is incorporated herein by reference.

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

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this report:

              1,2  Financial Statements and Schedules

                   See Index to Financial Information on page F-1.

              3    Exhibits

                   See Exhibit Index beginning on page i.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Binks Manufacturing Company


                             By:/s/ Doran J. Unschuld
                                ------------------------------
                                Doran J. Unschuld
                                President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                         Date
---------                   -----                         ----

/s/ John J. Schornack       Chairman of the Board         February 27, 1997
-------------------------   and Director
John J. Schornack

/s/ Doran J. Unschuld       President, Chief Executive    February 27, 1997
-------------------------   Officer, and Director
Doran J. Unschuld
(Principal Executive
Officer)

/s/ Jeffrey W. Lemajeur     Vice President of Finance,    February 27, 1997
-------------------------   Chief Financial Officer,
Jeffrey W. Lemajeur         and Treasurer
(Principal Financial and
Accounting Officer)

/s/ William W. Roche        Director                      February 27, 1997
-------------------------
William W. Roche

/s/ Dr. Donald G. Meyer     Director                      February 27, 1997
-------------------------
Dr. Donald G. Meyer

/s/ Clifford J. Vaughan     Director                      February 27, 1997
-------------------------
Clifford J. Vaughan

/s/ Dr. Wayne F. Edwards    Director                      February 27, 1997
-------------------------
Dr. Wayne F. Edwards

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES






INDEX TO FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                        Page(s)
                                                                        -------

Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . .    F-2, 3
Financial Statements:
  Consolidated Balance Sheets, November 30, 1996 and 1995. . . . . .    F-4,5
  Consolidated Statements of Operations, years ended
     November 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . .     F-6
  Consolidated Statements of Stockholders' Equity, years
     ended November 30, 1996, 1995, and 1994 . . . . . . . . . . . .     F-7
  Consolidated Statements of Cash Flows, years ended
     November 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . .     F-8
  Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-9-F20


Financial Statement Schedules:
    All schedules are omitted as the required information is not applicable, or the information is presented in the accompanying consolidated financial statements or related notes.

[LOGO]






                             INDEPENDENT AUDITORS' REPORT

The Board of Directors
  and Stockholders
Binks Manufacturing Company:


We have audited the accompanying consolidated balance sheet of Binks Manufacturing Company (the Company) and consolidated subsidiaries as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1996 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1996, and the results of their operations and their cash flows for the years ended November 30, 1996 and 1994 in conformity with generally accepted accounting principles.


                                     /s/ KPMG Peat Marwick LLP


Chicago, Illinois
February 21, 1997

                            REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Binks Manufacturing Company
Franklin Park, Illinois


We have audited the accompanying consolidated balance sheet of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Manufacturing Company and consolidated subsidiaries as of November 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                            /s/ Crowe, Chizek and Company LLP
                                            Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 9, 1996

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

November 30, 1996 and 1995
(in thousands, except share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ASSETS                                                      1996        1995
--------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                             $   16,200      8,527
  Receivables, net                                          79,433     90,726
  Inventories                                               84,737     86,207
  Other current assets                                       9,644      5,222
--------------------------------------------------------------------------------

Total current assets                                       190,014    190,682
--------------------------------------------------------------------------------

Other noncurrent assets:
  Intangible assets                                          3,287      3,299
  Deferred income taxes                                      4,525        896
  Other assets                                               4,435      5,598
--------------------------------------------------------------------------------

Total other noncurrent assets                               12,247      9,793
--------------------------------------------------------------------------------

Property, plant, and equipment, at cost:
  Land                                                       1,762      1,803
  Buildings                                                 21,511     21,719
  Machinery and equipment                                   42,177     41,664
--------------------------------------------------------------------------------

                                                            65,450     65,186

  Less accumulated depreciation                             37,482     34,560
--------------------------------------------------------------------------------

Net property, plant, and equipment                          27,968     30,626
--------------------------------------------------------------------------------

                                                        $  230,229    231,101
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

November 30, 1996 and 1995
(in thousands, except share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                        1996        1995
--------------------------------------------------------------------------------

Current liabilities:
  Bank overdrafts and notes payable to banks            $    8,708      9,955
  Current maturities of long-term debt                         676      1,085
  Accounts payable                                          52,987     53,969
  Accrued expenses:
     Payrolls, commissions, etc.                             8,989      7,466
     Taxes, other than income taxes                          1,919      1,583
     Other                                                  17,371      8,009
  Income taxes                                               2,909      2,012
--------------------------------------------------------------------------------

Total current liabilities                                   93,559     84,079

Deferred compensation                                        9,564      8,725

Deferred income taxes                                          425        490

Long-term debt, less current maturities                     44,634     43,202
--------------------------------------------------------------------------------

Total liabilities                                          148,182    136,496
--------------------------------------------------------------------------------

Stockholders' equity:
  Capital stock, $1 par value.  Authorized 12,000,000
     shares; issued and outstanding 3,088,837 shares
     in 1996 and 1995                                        3,089      3,089
  Additional paid-in capital                                24,504     24,504
  Retained earnings                                         54,327     66,671
  Foreign currency translation adjustments                     127        341
--------------------------------------------------------------------------------

Total stockholders' equity                                  82,047     94,605
--------------------------------------------------------------------------------

                                                        $  230,229    231,101
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

Years ended November 30, 1996,1995, and 1994
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                    1996      1995      1994
--------------------------------------------------------------------------------

Net sales                                       $  296,686   266,003   243,599
Cost of goods sold                                 216,017   178,940   167,261
--------------------------------------------------------------------------------

Gross profit                                        80,669    87,063    76,338
Selling, general, and administrative expenses       83,111    76,517    68,757
Restructuring costs                                  9,043       -         -
--------------------------------------------------------------------------------

Operating income (loss)                            (11,485)   10,546     7,581
--------------------------------------------------------------------------------

Other expense (income):
  Interest expense                                   4,405     4,032     2,767
  Other expense (income), net                          267      (569)     (764)
--------------------------------------------------------------------------------

                                                     4,672     3,463     2,003
--------------------------------------------------------------------------------

Earnings (loss) before income taxes                (16,157)    7,083     5,578

Income tax expense (benefit)                        (5,049)    2,777     2,163
--------------------------------------------------------------------------------

Net earnings (loss)                             $  (11,108)    4,306    3,415
--------------------------------------------------------------------------------

Net earnings (loss) per share                   $    (3.60)     1.39     1.11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended November 30, 1996, 1995, and 1994
(in thousands, except per share amounts)

----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                                                                         Foreign
                                                Additional               currency
                                     Capital     paid-in     Retained   translation
                                      stock      capital     earnings   adjustments   Total
----------------------------------------------------------------------------------------------
Balance at November 30, 1993        $  3,089      24,504      61,420      (4,246)     84,767

Net earnings                             -          -          3,415         -         3,415

Foreign currency translation
  adjustments                            -          -           -          2,971       2,971

Cash dividends ($.30 per share)          -          -           (926)        -          (926)
----------------------------------------------------------------------------------------------

Balance at November 30, 1994           3,089      24,504      63,909      (1,275)     90,227

Net earnings                             -          -          4,306         -         4,306

Foreign currency translation
  adjustments                            -          -           -          1,616       1,616

Cash dividends ($.50 per share)          -          -         (1,544)        -        (1,544)
----------------------------------------------------------------------------------------------

Balance at November 30, 1995           3,089      24,504      66,671         341      94,605

Net loss                                 -          -        (11,108)        -       (11,108)

Foreign currency translation
  adjustments                            -          -           -         (1,559)     (1,559)

Liquidation of foreign subsidiary        -          -           -          1,345       1,345

Cash dividends ($.40 per share)          -          -         (1,236)        -        (1,236)
----------------------------------------------------------------------------------------------

Balance at November 30, 1996        $  3,089      24,504      54,327         127      82,047
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

BINKS MANUFACTURING COMPANY
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended November 30, 1996, 1995, and 1994
(in thousands)

-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                                                                    1996         1995        1994
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                            $ (11,108)      4,306       3,415
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization:
          Property, plant, and equipment                             4,285       3,765       3,271
          Intangible assets                                            146         177         201
        Deferred compensation, net of payments                         544         493         465
        Deferred income taxes                                       (9,175)     (1,295)       (352)
        Other, net                                                     339         189        (602)
        Cash provided by (used in) changes in:
          Receivables                                               11,879     (18,936)     (3,099)
          Inventories                                                  622     (10,341)     (2,077)
          Other current assets                                       1,799        (530)     (1,103)
          Accounts payable                                          (2,927)     17,589      (6,601)
          Accrued expenses                                          12,912       2,258       2,901
          Income taxes                                                 518       1,607      (1,100)
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                  9,834        (718)     (4,681)

Cash flows from investing activities:
  Purchases of property, plant, and equipment                       (3,540)     (7,664)     (4,185)
  Proceeds from sale of property, plant, and equipment               1,738       2,025       1,615
  Increase in other assets                                              83        (560)     (1,302)
-----------------------------------------------------------------------------------------------------

Net cash used in investing activities                               (1,719)     (6,199)     (3,872)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash dividends paid                                               (1,236)     (1,544)       (926)
  Proceeds from long-term borrowings                                 2,983       6,069       4,382
  Net increase (decrease) in short-term borrowings                  (1,061)      3,868       3,810
  Principal payments on long-term debt                                (921)     (1,679)       (945)
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                   (235)      6,714       6,321
-----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                               (207)        166         632
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 7,673         (37)     (1,600)

Cash and cash equivalents at beginning of year                       8,527       8,564      10,164
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                         $  16,200       8,527       8,564
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures -
  cash paid for:
     Interest                                                    $   4,147       4,350       2,559
     Income taxes                                                    3,435       3,422       4,012
-----------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND REPORT PREPARATION

    The consolidated financial statements include the accounts of the Company and consolidated subsidiaries in the U.S., England, Scotland, Sweden, Australia, Canada, Belgium, Italy, Germany, Japan, and France. The subsidiaries in England, Scotland, Sweden, and Australia are included on the basis of their September 30 fiscal year end. All material intercompany balances and transactions have been eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions which affect reported earnings, financial position, and various disclosures. Actual results could differ from those estimates.

    CURRENCY TRANSLATION

    The results of operations for non-U.S. subsidiaries are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Adjustments resulting from the translation process are reported in a separate component of stockholders' equity, and are not included in the determination of the results of operations.

    FORWARD EXCHANGE CONTRACTS

    The Company enters into forward exchange contracts as hedges against accounts receivable and accounts payable denominated in currencies other than the currency used in preparing financial statements. Market value gains and losses on the foreign exchange contracts are recognized and offset the foreign exchange gains or losses on the related accounts receivable and accounts payable.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of three months or less.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    PROPERTY, PLANT, AND EQUIPMENT

    Depreciation of property, plant, and equipment is computed by the straight-line method. Estimated lives range from 25 to 40 years for buildings and from 4 to 12 years for machinery and equipment.

    INTANGIBLE ASSETS

    Intangible assets are comprised of goodwill and patents. Goodwill represents excess costs of acquired companies over the fair values of their net tangible assets. All intangibles are amortized by the straight line method, with goodwill amortized over 40 years and patents over their respective useful lives.


                                                                     (Continued)
                                         F-9

--------------------------------------------------------------------------------
    IMPAIRMENT OF LONG-LIVED ASSETS

    In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown to market value or discounted cash flow value is required.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value approximates the carrying value for all financial instruments, with the exception of long-term debt, for which the fair value is less than the carrying value by an amount which is immaterial to the consolidated financial statements.

    REVENUE RECOGNITION

    Profits on long-term equipment production and installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are charged to the results of operations in the period in which a loss becomes apparent.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $4.9 million, $4.0 million, and $4.3 million in fiscal 1996, 1995, and 1994, respectively.

    ADVERTISING EXPENSES

    Advertising costs are charged to expense when incurred. Total advertising costs charged to expense were $2.3 million, $1.8 million, and $1.5 million in fiscal 1996, 1995, and 1994, respectively.

    INCOME TAXES

    The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

    NET EARNINGS (LOSS) PER SHARE

    Net earnings (loss) per share are based on the weighted average number of shares of capital stock outstanding (3,088,837 shares in fiscal 1996, 1995, and 1994).


---------------------------------------------------------------------------------------

    RECLASSIFICATIONS

    Certain amounts in the fiscal 1995 and fiscal 1994 financial statements, as previously reported, have been reclassified to conform to the fiscal 1996 presentation.


(2) RECEIVABLES

    Net receivables are comprised of the following at November 30 (in thousands):

---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

                                                                    1996        1995
---------------------------------------------------------------------------------------
    Trade                                                      $  74,889      87,440
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                           4,855         600

    Other                                                          2,930       4,894
---------------------------------------------------------------------------------------

                                                                  82,674      92,934

    Less allowance for doubtful receivables                        3,241       2,208
---------------------------------------------------------------------------------------

                                                               $  79,433      90,726
---------------------------------------------------------------------------------------

    Comparative information with respect to uncompleted long-term equipment contracts at November 30 follows (in thousands):

---------------------------------------------------------------------------------------

                                                                  1996         1995
---------------------------------------------------------------------------------------

    Expenditures and estimated earnings on
       uncompleted contracts                                   $  38,812      18,219
          Less applicable billings                                39,468      19,259
---------------------------------------------------------------------------------------

                                                               $    (656)     (1,040)
---------------------------------------------------------------------------------------

    Included in the accompanying balance sheets:
       Costs and estimated earnings in excess of billings
          on uncompleted contracts (included in receivables)   $   4,855         600
       Billings in excess of costs and estimated earnings
          on uncompleted contracts (included in
          accounts payable)                                       (5,511)     (1,640)
---------------------------------------------------------------------------------------

                                                               $    (656)     (1,040)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(3) INVENTORIES

    Inventories at November 30 are summarized as follows (in thousands):
--------------------------------------------------------------------------------

                                                            1996         1995
--------------------------------------------------------------------------------

    Finished goods and service parts                     $  41,375      44,928
    Work in process                                         39,673      37,812
    Raw material                                             3,689       3,467
--------------------------------------------------------------------------------

                                                         $  84,737      86,207
--------------------------------------------------------------------------------

(4) NON-U.S. SUBSIDIARIES

    Financial data relating to non-U.S. subsidiaries is summarized as follows (in thousands):
--------------------------------------------------------------------------------

                                                1996         1995        1994
--------------------------------------------------------------------------------

    Total assets                             $ 122,247     120,399      90,888
    Total liabilities                           79,104      78,975      52,003
--------------------------------------------------------------------------------

    Equity                                   $  43,143      41,424      38,885
--------------------------------------------------------------------------------

    Net sales                                $ 167,324     129,769     117,146
--------------------------------------------------------------------------------

    Earnings (loss) before income taxes      $   4,465  (a)  7,083       5,578
--------------------------------------------------------------------------------

    Net earnings                             $   2,413       2,213         856
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    (a)  Includes $3.1 million of nonrecurring charges.


(5) CREDIT FACILITIES AND LONG-TERM DEBT

    Lines of credit and overdraft facilities aggregate $75 million at November 30, 1996, against which the Company has overdrafts and notes payable to banks of $8.7 million, bankers' acceptances of $27 million, and letters of credit supporting export activities of $3.3 million. The remaining unused lines of credit are available to support the Company's U.S. operations ($15.6 million) and non-U.S. operations ($20.4 million).


--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
    Consolidated long-term debt consists of the following at November 30 (in thousands):
--------------------------------------------------------------------------------------

                                                                    1996       1995
--------------------------------------------------------------------------------------
    Bankers' acceptances due in various maturities through
       May 30, 1997 under lines of credit expiring in 1998
       (6.03% to 6.31% in 1996 and 6.24% to 6.64% in 1995)       $  27,000    25,000

    Senior notes maturing through 2008 (7.14%)                      15,000    15,000

    Obligations under capital leases                                   593       652

    Other loans, maturities at various dates through
       2005, weighted average interest rate of 4.8%                  2,717     3,635
--------------------------------------------------------------------------------------

                                                                    45,310    44,287

       Less current maturities                                         676     1,085
--------------------------------------------------------------------------------------

    Long-term debt, less current maturities                      $  44,634    43,202
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------


    The aggregate maturities of long-term debt due in each of the fiscal years 1998 through 2001 are $28.0 million, $1.7 million, $1.6 million, and $2.2 million, respectively.


(6) INCOME TAXES

    The Company files a consolidated Federal income tax return which includes all U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the Parent Company.

    No provision is made for U.S. Federal income taxes which would be payable if undistributed earnings of non-U.S. subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $33 million at November 30, 1996, were to be distributed, the resulting U.S. Federal income taxes would be largely offset by foreign tax credits.

    Foreign tax credit carryforwards at November 30,1996 totaled $1.7 million. Expiration of the foreign tax credit carryforwards is as follows: $870 thousand in fiscal 1998, $528 thousand in fiscal 1999, and $316 thousand in fiscal 2000.


-----------------------------------------------------------------------------------------------------------------

    Income tax expense (benefit) is comprised as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------
                                                                                              State
                                                                    U.S.                       and
                                                                  Federal       Non-U.S.      local      Total
-----------------------------------------------------------------------------------------------------------------
    Fiscal 1996:
       Current                                                   $      98       3,670         358       4,126
       Deferred                                                     (7,412)     (1,763)         -       (9,175)
-----------------------------------------------------------------------------------------------------------------

                                                                 $  (7,314)      1,907         358      (5,049)
-----------------------------------------------------------------------------------------------------------------

    Fiscal 1995:
       Current                                                       1,456       2,306         310       4,072
       Deferred                                                       (434)       (861)         -       (1,295)
-----------------------------------------------------------------------------------------------------------------

                                                                 $   1,022       1,445         310       2,777
-----------------------------------------------------------------------------------------------------------------

    Fiscal 1994:
       Current                                                   $   1,708         592         203       2,503
       Deferred                                                       (212)       (128)         -         (340)
-----------------------------------------------------------------------------------------------------------------

                                                                 $   1,496         464         203       2,163
-----------------------------------------------------------------------------------------------------------------

    Actual income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) as a result of the following (in thousands):

-----------------------------------------------------------------------------------------------------------------

                                                                                1996         1995         1994
-----------------------------------------------------------------------------------------------------------------
    Computed "expected" tax expense (benefit)                                $  (5,493)      2,408       1,897
    Difference between U.S. and non-U.S. tax rates                                 182         277         132
    Nondeductible expenses                                                         326         381         319
    State and local income taxes, net of
       Federal income tax benefit                                                  236         205         134
    Research tax credit                                                            (94)       (267)        (60)
    Change in the valuation allowance for deferred tax assets                   (1,021)      1,038         869
    Benefit not recorded for non-U.S. net operating loss                             -        (114)        195
    Foreign tax credits less than (in excess of) U.S. taxes
       on dividends from foreign subsidiaries                                    1,150      (1,209)       (858)
    Restructuring costs                                                           (639)          -           -
    Other                                                                          304          58        (465)
-----------------------------------------------------------------------------------------------------------------

    Provision for income taxes                                               $  (5,049)      2,777       2,163
-----------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1996 and 1995 are presented below (in thousands):

--------------------------------------------------------------------------------

                                                             1996         1995
--------------------------------------------------------------------------------

    Deferred tax assets:
       Deferred compensation                             $   2,458       2,536
       Inventories                                           1,117         615
       Allowance for doubtful receivables                      450         276
       Foreign tax credit carryforwards                      1,714       2,864
       Accrued expenses                                      1,499         836
       Net operating loss carryforwards                      5,379           -
       Nonrecurring charges                                  3,146           -
       Other                                                   294         254
--------------------------------------------------------------------------------

    Total gross deferred tax assets                         16,057       7,381

       Less valuation allowance                                886       1,907
--------------------------------------------------------------------------------

    Total deferred tax assets                               15,171       5,474
--------------------------------------------------------------------------------

    Deferred tax liabilities:
       Plant and equipment, principally due to
          differences in depreciation                        2,199       2,240
       Long-term contracts                                     515         204
       Other                                                   252           -
--------------------------------------------------------------------------------

    Total gross deferred liabilities                         2,966       2,444
--------------------------------------------------------------------------------

    Net deferred tax assets                              $  12,205       3,030
--------------------------------------------------------------------------------

    The valuation allowance for deferred tax assets as of November 30, 1993 was zero. The net change in the total valuation allowance for the fiscal years ended 1996, 1995, and 1994 was a decrease of $1.0 million, an increase of $1.0 million, and an increase of $869 thousand, respectively.

    At November 30, 1996, the Company has net operating loss carryforwards of $15.2 million which primarily expire in 2011.

    The U.S. Federal income tax returns of the Company have been closed by the IRS through November 30, 1990. An examination of the years ended November 30, 1991 and November 30, 1992 is currently in progress.


(7) EMPLOYEE BENEFITS

    The Company and certain subsidiaries maintain profit sharing plans covering most of their employees. Additionally, the Company maintains deferred compensation plans for certain officers and key employees. The total expense related to these plans was $1.6 million in 1996, $1.0 million in fiscal 1995, and $781 thousand in fiscal 1994.

--------------------------------------------------------------------------------

(8) QUARTERLY FINANCIAL DATA (UNAUDITED)

    A summary of quarterly financial data for the years ended November 30, 1996 and 1995 follows (in thousands, except per share data):
--------------------------------------------------------------------------------

                                                 Quarter ended
                                   --------------------------------------------

    Fiscal 1996                    February 29   May 31  August 31  November 30
--------------------------------------------------------------------------------

    Net sales                       $ 65,429     62,877     71,535     96,845
--------------------------------------------------------------------------------

    Gross profit                    $ 21,146     20,790     23,828     14,905
--------------------------------------------------------------------------------

    Net earnings (loss)             $  1,118       (291)       806    (12,741)

    Net earnings (loss) per share   $    .36       (.09)       .26      (4.13)
--------------------------------------------------------------------------------

                                                 Quarter ended
                                  ---------------------------------------------
    Fiscal 1995                   February 28    May 31  August 31  November 30
--------------------------------------------------------------------------------

    Net sales                       $ 58,994     64,374     67,871     74,764
--------------------------------------------------------------------------------

    Gross profit                    $ 20,583     21,740     22,680     22,060
--------------------------------------------------------------------------------

    Net earnings                    $  1,409        869      1,020      1,008

    Net earnings per share          $    .46        .28        .33        .32
--------------------------------------------------------------------------------


(9) OPERATING LEASES

    The Company occupies certain offices and uses certain equipment under operating lease arrangements. Rent expense under such arrangements was $2.9 million, $2.8 million and $2.7 million in fiscal years 1996, 1995, and 1994, respectively.

    The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1996 are $2.0 million, $1.4 million, $663 thousand, $182 thousand, and $156 thousand in 1997 through 2001, respectively.

    It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1996.

--------------------------------------------------------------------------------

(10)     CONTINGENCIES

    On June 30, 1995, the Court of Appeals for the Federal Circuit, in GRACO, INC. V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the Company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that the Company "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorneys' fees. The Federal Circuit remanded the case for findings on the issues of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages of approximately $750 thousand. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

    The Company is the defendant in a lawsuit filed by former financial advisors seeking approximately $900 thousand under terms of a contract. Management believes that all required payments have been made and no further amounts have been provided for.

    The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.


(11)     STOCK OPTION PLAN

    During fiscal 1996, the Company established a Stock Option Plan (the Plan). The Plan provides for the granting of options to key employees to purchase a maximum of 300,000 shares of the Company's capital stock. On October 24, 1996, the Company granted 93,500 options to key employees, exercisable at the then market price per share of $23-3/8, vesting at 25% annually over four years. The Plan is subject to approval by the Company's stockholders.


(12)     STOCKHOLDER RIGHTS PLAN

    On February 2, 1990, the Company declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record on February 13, 1990. Certain terms of the Rights were amended on January 21, 1991. Each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Capital Stock, at a price of $100 per share, subject to adjustment. The Rights become exercisable ten days after the earliest to occur of (i) public announcement that a person or group of associated or affiliated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Capital Stock of the Company (the Stock Acquisition
    Date); (ii) the commencement of, or an announcement of an intention to make, a tender offer or exchange offer if, upon consummation thereof, any person or group of associated or affiliated persons would be the beneficial owner of 15% or more of the outstanding Capital Stock of the Company; or
    (iii) the Board of Directors declares any person owning 10% or more of the outstanding Capital Stock of the Company to be an "Adverse Person" pursuant to the criteria set forth in the Rights Agreement.

--------------------------------------------------------------------------------

    If a person or group of associated or affiliated persons becomes the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, the Company is the surviving corporation in a merger and the Capital Stock remains outstanding, an acquiring person engages in certain self-dealing transactions, or the Board of Directors declares any person to be an "Adverse Person" subject to certain adjustments and other conditions, each Right not owned or transferred by the acquiring person or Adverse Person will entitle the holder to purchase one share of Capital Stock of the Company at a purchase price of 20% of its then market value. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, subject to certain adjustments and other conditions, each Right will entitle the holder to purchase capital stock of the acquiring company having a market value of $200 for a purchase price of $100.

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


(13)     FORWARD EXCHANGE CONTRACTS

    At November 30, 1996, the Company had contracts maturing through October 31, 1997 to purchase $9.7 million in foreign currency (3.9 million British pounds sterling and 18.6 million French francs) and $800 thousand in U.S. dollars.


(14)     GAINS ON SALES OF REAL ESTATE

    During each of the last three fiscal years, the Company has sold real estate. The gains on those sales are included in "other income" and amounted to $289 thousand ($191 thousand after tax) in fiscal 1996, $258 thousand ($127 thousand after tax) in fiscal 1995, and $960 thousand ($575 thousand after tax) in fiscal 1994.


(15)     NONRECURRING CHARGES

    During fiscal 1996, the Company announced a number of steps for the strategic restructuring of its operations and product lines to enhance the Company's competitiveness in global markets and to improve its profitability. The Company has reduced substantially the number of individual products that it offers for sale, and has reduced the number of manufacturing and administrative employment positions. Total nonrecurring charges of $18.9 million pretax were recorded in fiscal 1996, including costs recorded as follows (in thousands):

--------------------------------------------------------------------------------

    Cost of goods sold                                                $  7,086
    Selling, general, and administrative expenses                        2,780
    Restructuring costs                                                  9,043
--------------------------------------------------------------------------------
                                                                        18,909
    Income tax benefits                                                  6,334
--------------------------------------------------------------------------------
                                                                      $ 12,575
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    Included in cost of goods sold is a nonrecurring charge of $7.1 million resulting from the write-down of inventories related to products that have been eliminated. Included in selling, general, and administrative expenses is a nonrecurring charge of $2.8 million relating to the resolution of disputes pertaining to the performance of products sold in prior years.
    The principal components of restructuring costs of $9.0 million are (a) employee separation costs of $5.4 million resulting from the reduction of 567 positions in the U.S., Mexico, Canada, England, Belgium, France, and Italy; (b) writeoffs of $3.3 million relating to specific manufacturing assets, the investment in Binks de Mexico, and disposition of the corporate jet; and (c) other costs of $300 thousand.. At November 30, 1996, accrued nonrecurring charges were $7.1 million, substantially all of which will result in cash outflows in fiscal 1997.

    The last day of production at the Company's manufacturing facility in Franklin Park, Illinois was February 20, 1997. The Franklin Park real estate and a majority of the Franklin Park machinery are being offered for sale. Costs to dispose or relocate machinery and equipment in fiscal 1997 are expected to be recovered through the proceeds from the sale of the
    facility.   Standard products are now manufactured in the U.S. in leased facilities in Longmont, Colorado. U.S. demand for sheet metal products is now being filled through increased production at the Company's Canadian subsidiary in Toronto and third-party vendors.


(16)     SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one industry, the manufacture and distribution of spray finishing and coating application equipment. The Company's products are sold to customers in North America, South America, Europe, Asia, Africa, and Australia. U.S. exports to third-party customers are less than 10% of U.S. sales. No single customer accounts for more than 10% of the Company's net sales.

    The table below presents the Company's operations by geographic area:
    Americas (U.S. and Canada); Europe (France, England, Belgium, Germany, Italy, and Sweden); and the Pacific Rim (Japan and Australia). All sales are presented by originating area. Interarea transfers comprise transactions among the Company and its subsidiaries in different geographic areas; these transfers are eliminated in consolidation.

-------------------------------------------------------------------------------------------

                                                                1996      1995      1994
-------------------------------------------------------------------------------------------
    Sales to unaffiliated customers (includes exports):
         Americas                                          $  139,721   147,961   133,668
         Europe                                               139,832   105,174    95,919
         Pacific Rim                                           17,133    12,868    14,012
    Interarea transfers from:
         Americas                                               6,871     5,357     4,903
         Europe                                                22,980    23,221    16,798
         Eliminations                                         (29,851)  (28,578)  (21,701)
-------------------------------------------------------------------------------------------

    Total                                                  $  296,686   266,003   243,599
-------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                                 1996        1995        1994
--------------------------------------------------------------------------------

    Operating income (loss):
         Americas                           $  (17,165)      6,695       5,410
         Europe                                  5,142       3,321       1,368
         Pacific Rim                               538         530         803
--------------------------------------------------------------------------------

    Total                                      (11,485)     10,546       7,581
--------------------------------------------------------------------------------

    Identifiable assets at November 30:
         Americas                              117,293     128,882     112,529
         Europe                                 99,384      90,213      69,673
         Pacific Rim                            13,552      12,006      11,162
--------------------------------------------------------------------------------

    Total                                   $  230,229     231,101     193,364
--------------------------------------------------------------------------------

                                    EXHIBIT INDEX

                             Binks Manufacturing Company

                           Form 10-K for fiscal year ended
                                  November 30, 1996

3.1      Amended and Restated Certificate of Incorporation 1

3.2 Amended and Restated By-laws, as of December 11, 1996 (filed herewith)

4.1 Revolving Credit Agreement, dated as of February 24, 1992, between the Company and NBD Bank, N.A., as amended April 1, 1993 1

4.2 Amendment, dated August 25, 1994, to the Revolving Credit Agreement, dated as of February 24, 1992 between the Company and NBD Bank, N.A. 2

4.3 Fourth Amendment dated November 19, 1996 to Revolving Credit Agreement, dated as of February 24, 1992, between the Company and NBD Bank, N.A. (filed herewith)

4.4 Note Purchase Agreement, dated as of November 30, 1993 among Binks Manufacturing Company and the Purchasers named therein 3

4.5 Amended and Restated Rights Agreement, dated as of February 2, 1990 and amended and restated as of January 21, 1991, between Binks Manufacturing Company and Harris Trust and Savings Bank, as successor rights agent 4

10.1(a)* Form of Executive Retirement Income Contracts between the Company and
         Doran J. Unschuld, Stephen R. Kennedy, and Ernest F. Watts 5

10.1(b)* Form of Amendment to Executive Retirement Income Contract (for the individuals named in Item 10.1(a)) 1

10.2* Form of Employment Security Agreement between the Company and Doran J. Unschuld, Stephen R. Kennedy, Ernest F. Watts and Jeffrey W. Lemajeur 1

10.3* Forms of Employment Security Agreements between the Company and certain key employees 1

10.4* Form of Insurance Maintenance Agreement between the Company and each of its directors and officers 1

10.5 Loan Agreement, dated November 27, 1992 between the Company and Comerica Bank, relating to a $5,000,000 line of credit 6

10.6 Amendment No. 1, dated November 26, 1993, to Loan Agreement dated November 27, 1992, between the Company and Comerica Bank 7

10.7 Amendment No. 2, dated February 21, 1995, to Loan Agreement dated November 27, 1992 between the Company and Comerica Bank 8

10.8 Amendment No. 3, dated February 28 ,1996 to Letter Agreement dated February 27, 1992 and Promissory Note between Registrant and Comerica Bank (filed herewith)

10.9 Amendment No. 4, dated May 1, 1996, to Letter Agreement dated February 27, 1992, and Promissory Note between the Registrant and Comerica Bank (filed herewith)

10.10 Amendment No. 5 dated July 18, 1996, to Letter Agreement dated February 27, 1992, between the Registrant and Comerica Bank (filed herewith)

10.11 Loan Agreement, dated July 12, 1996, between the Company and LaSalle National Bank, relating to a $5,000,000 line of credit (filed herewith)

21.1     List of subsidiaries 1

27.1     Financial Data Schedule (filed herewith)
----------------

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

    1 Filed under corresponding exhibit number to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

    2 Filed under corresponding exhibit number to the Company's Form 10-K for its fiscal year ended November 30, 1994 and incorporated herein by reference.

    3 Filed as Exhibit 4.2 to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

    4 Filed as Exhibit 4.3 to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

    5 Filed under corresponding exhibit number to the Company's Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference.

    6 Filed as Exhibit 10.6 to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

    7 Filed as Exhibit 10.7 to the Company's Form 10-K for its fiscal year ended November 30, 1994 and incorporated herein by reference.

    8 Filed as Exhibit 10.8 to the Company's Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference.