Form 10-Q
period 1997-02-28
BINKS MANUFACTURING CO
filed 1997-04-14
CIK 12180

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                       ----------------------------------------

                                      FORM 10-Q
(Mark One)


    /X/       Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
              For the quarterly period ended February 28, 1997


    / /       Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
              For the Transition Period From          to
                                               -----      -----

                            Commission file number 1-1416

                             BINKS MANUFACTURING COMPANY
                             ---------------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                            36-0808480
    -------------------------------    ------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

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

                   Yes  X         No
                      -----         -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

              Class                    Outstanding February 28, 1997
    ---------------------------        -----------------------------

     Common, par value $1.00                     3,088,837

PART I - FINANCIAL INFORMATION

    SUMMARIZED FINANCIAL STATEMENTS

    Company or group of companies
    for which report is filed:

              Binks Manufacturing Company and Consolidated Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                 February 28, 1997 (Unaudited) and November 30, 1996
                 ---------------------------------------------------


                                         Feb 28         Nov 30
                                          1997           1996
                                       ----------     ----------
                                             ($000 omitted)

ASSETS

Current assets:
    Cash and cash equivalents          $   8,443         16,200
    Receivables, net                      75,801         79,433
    Inventories                           76,369         84,737
    Other current assets                   9,810          9,644
                                        ----------     ----------
Total current assets                     170,423        190,014

Other noncurrent assets                   13,472         12,247

Property, plant and equipment, at cost    65,131         65,450
    Less accumulated depreciation         37,880         37,482
                                        ----------     ----------
Net property, plant and equipment         27,251         27,968

                                        ----------     ----------

TOTAL ASSETS                           $ 211,146        230,229
                                        ----------     ----------
                                        ----------     ----------

              Binks Manufacturing Company and Consolidated Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                 February 28, 1997 (Unaudited) and November 30, 1996
                 ---------------------------------------------------


                                                        Feb 28     Nov 30
                                                         1997       1996
                                                       --------   --------
                                                           ($000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, bank overdrafts
         and current maturities of long-term debt      $ 11,461     9,384
    Accounts payable                                     40,307    52,987
    Other current liabilities                            23,541    31,188
                                                       --------   --------
Total current liabilities                                75,309    93,559

Deferred compensation                                     9,186     9,564

Deferred income taxes                                       399       425

Long-term debt, less current maturities                  45,507    44,634
                                                       --------   --------

Total liabilities                                       130,401   148,182
                                                       --------   --------

Stockholders' equity:
    Capital stock, $l.00 par value.  Authorized
    12,000,000 shares; issued 3,088,837 shares            3,089     3,089
    Additional paid-in capital                           24,504    24,504
    Retained earnings                                    54,469    54,327
    Foreign currency translation adjustment             (1,317)       127
                                                       --------   --------

Total stockholders' equity                               80,745    82,047
                                                       --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $211,146   230,229
                                                       --------   --------
                                                       --------   --------

              Binks Manufacturing Company and Consolidated Subsidiaries

                         CONSOLIDATED STATEMENTS OF EARNINGS

              Three Months Ended February 28, 1997 and February 29, 1996
              ----------------------------------------------------------
                                     (Unaudited)


                                                      For the three
                                                      months ended
                                               ------------------------

                                                Feb 28       Feb 29
                                                  1997        1996
                                               -----------  -----------
                                                     ($000 omitted)

Net sales                                     $   64,591       65,429
Cost of goods sold                                45,968       44,283
                                               -----------  -----------

    Gross profit                                  18,623       21,146

Selling, general and administrative expenses      17,522       18,051
                                               -----------  -----------

    Operating income                               1,101        3,095
                                               -----------  -----------

Other expense (income):
    Interest expense                               1,074        1,120
    Other expense (income), net                     (130)         (29)
                                               -----------  -----------

                                                     944        1,091

    Earnings before income taxes                     157        2,004

Income tax expense                                    15          886
                                               -----------  -----------

Net earnings                                  $      142        1,118
                                               -----------  -----------
                                               -----------  -----------

Net earnings per share                        $      .05          .36
                                               -----------  -----------
                                               -----------  -----------

Cash dividends declared per share             $        -          .10
                                               -----------  -----------
                                               -----------  -----------

              Binks Manufacturing Company and Consolidated Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

              Three months ended February 28, 1997 and February 29, 1996
                                     (Unaudited)

                                                            1997      1996
                                                          --------  --------
                                                           ($000 omitted)
Cash flows from operating activities:
  Net earnings                                           $   142     1,118
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                           1,052     1,056
   Deferred compensation, net of payments                    (17)       76
   Deferred income taxes                                    (294)      (32)
   Other, net                                                 56       161
   Cash provided by (used in) changes in:
     Receivables                                          (2,150)     (399)
     Inventories                                           8,087    (1,006)
     Other current assets                                 (1,350)      430
     Accounts payable                                     (9,030)     (187)
     Accrued expenses                                     (6,333)     (931)
     Income taxes                                             54       170
                                                          --------  --------
Net cash provided by (used in) operating activities       (9,783)      456
                                                          --------  --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                 (719)     (368)
  Proceeds from sale of equipment                             29        14
  Other investments and assets                                67       480
                                                          --------  --------
Net cash provided by (used in) investing activities         (623)      126
                                                          --------  --------

Cash flows from financing activities:
  Proceeds from long-term borrowings                       1,035        24
  Net increase (decrease) in short-term borrowings         1,971    (2,551)
  Principal payments on long-term debt                      (140)     (199)
                                                          --------  --------
Net cash provided by (used in) financing activities        2,866    (2,726)
                                                          --------  --------

Effect of exchange rate changes on cash                     (217)      (50)
                                                          --------  --------

Net increase (decrease) in cash and cash equivalents      (7,757)   (2,194)

Cash and cash equivalents at beginning of period          16,200     8,527
                                                          --------  --------

Cash and cash equivalents at end of period              $  8,443     6,333
                                                          --------  --------
                                                          --------  --------

              Binks Manufacturing Company and Consolidated Subsidiaries


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 28, 1997 (Unaudited) and November 30, 1996
                 ---------------------------------------------------



NOTE 1
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1996.


NOTE 2
On June  30, 1995, the Court of Appeals for the Federal Circuit, in GRACO INC.
V. BINKS MANUFACTURING COMPANY, vacated a judgment of infringement and an award of $2.75 million against the Company regarding certain pumps sold prior to June 1993. The United States District Court for the Southern District of Texas previously found that the Company had "willfully" infringed a patent and awarded Graco treble damages, attorney fees and costs. The Federal Circuit reversed the district court's finding that the Company "willfully" infringed Graco's patent and the resulting enhancement of damages and award of attorneys' fees. The Federal Circuit remanded the case for findings on the issue of whether the patent was valid and infringed. Graco asserts that on remand it will seek damages and interest of approximately $750 thousand. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

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

NOTE 3
The Company has entered into a contract to sell the Franklin Park plant that was closed at the end of February 1997. An auction sale of surplus machinery and equipment is scheduled to take place in late April. Cash proceeds in excess of $14 million are expected to be realized from the plant and equipment sales.

              Binks Manufacturing Company and Consolidated Subsidiaries

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company had net sales of $64.6 million in first quarter fiscal 1997, a decrease of $838 thousand, or 1%, from the $65.4 million reported for first quarter fiscal 1996. Operations in Europe and the Pacific Rim continued to show strong sales growth, achieving a 10% increase over the same period of the prior year. If prevailing first quarter 1996 currency exchange rates had remained in effect during first quarter 1997, sales growth in these markets would have been 12%. Sales in the Americas declined 13% compared to the prior year. This decline was largely attributable to the logistical issues associated with restructuring North American manufacturing operations. The Company believes that sales in the Americas will improve as order backlogs related to start-up inefficiencies of new and expanded manufacturing facilities are eliminated.

Gross profit declined $2.5 million (12%) in first quarter fiscal 1997 compared to first quarter fiscal 1996. The gross profit margin was 28.8% in first quarter fiscal 1997 as compared to 32.3% for the same period last year. This decline was primarily due to the cost impact of diminished productivity at the Franklin Park plant following the announcement of its impending closure. The last day of production at the Franklin Park plant was February 20, 1997. Currency translation accounted for over 18% of the $2.5 million gross profit decrease between first quarter fiscal 1997 and first quarter fiscal 1996.

Selling, general, and administrative expenses decreased $529 thousand (3%) as compared to first quarter fiscal 1996 reflecting cost reductions resulting from the 1996 restructuring.

Interest expense declined by $45 thousand (4%), due to lower average borrowing levels combined with lower effective interest rates.

Other income, which increased $101 thousand, includes interest income, exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. The majority of this increase was in European and Pacific Rim markets.

Income tax expense was $15 thousand on pretax profit of $157 thousand in first quarter fiscal 1997. The tax rate is due to the geographical mix of the Company's pretax profitability.

As a result of all of the factors above, the Company recorded net earnings of $142 thousand ($.05 per share) in first quarter fiscal 1997 as compared to net earnings of $1.1 million (.36 per share) in first quarter fiscal 1996.

              Binks Manufacturing Company and Consolidated Subsidiaries

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations is the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers' acceptances. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $35.6 million at February 28, 1997.

The Company's cash balances decreased $7.8 million during the three months ended February 28, 1997, largely due to cash outflows of $9.8 million used to decrease accounts payable and accrued expenses. Reduced inventories partially offset the liability reductions. Total cash outlays in first quarter fiscal 1997 relating to accruals established at November 30, 1996 for restructuring amounted to $579 thousand.

The Company used $623 thousand in investing activities, primarily for the purchase of computer equipment and machinery to improve efficiency in administrative activities and production.

Financing activities provided $2.9 million to the Company during first quarter 1997 which was primarily used in European operations to support increased sales activity.

Changes in foreign currency translation rates resulted in a $217 thousand cash reduction as reported at February 28, 1997.

On March 20, 1997 the Board of Directors declared a dividend of $.10 per share to stockholders of record on April 3, 1997, payable on April 17, 1997.

The Company has entered into a contract to sell the Franklin Park plant that was closed at the end of February 1997. An auction sale of surplus machinery and equipment is scheduled to take place in late April. Cash proceeds in excess of $14 million are expected to be realized from the plant and equipment sales.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements contained herein regarding the Company's expectations for fiscal year 1997 revenues and the amount of proceeds from the sale of the Franklin Park plant and the equipment auction constitute "forward looking statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.
Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, in the case of 1997 revenues, general conditions in the Company's markets, unfavorable changes in currency exchange rates, and product mix; and with respect to the sale of the Franklin Park plant and equipment, a change in the market for such properties at the time of the actual sale. No assurance can be given that the forward looking statements will prove to be accurate.

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



Date         APRIL 14, 1997
         ---------------------