Form 10-Q
period 1997-05-31
BINKS SAMES CORP
filed 1997-07-15
CIK 12180

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549


                   -----------------------------------------------

                                      FORM 10-Q

(Mark One)


    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 1997


    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to ______

                            Commission file number 1-1416

                               BINKS SAMES CORPORATION
                               -----------------------
                (Exact name of registrant as specified in its charter)

               DELAWARE                                36-0808480
    ---------------------------------     ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.
    incorporation or organization)

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

                              Yes   X          No
                                  ---              ---

    The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                  Class                         Outstanding May 31, 1997
    ------------------------------        ----------------------------------
         Common, par value $1.00                        3,088,837


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

    SUMMARIZED FINANCIAL STATEMENTS

    Company or group of companies
    for which report is filed:

                Binks Sames Corporation and Consolidated Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                    MAY 31, 1997 (UNAUDITED) AND NOVEMBER 30, 1996


                                                       May 31       Nov 30
                                                        1997         1996
                                                      ----------   ---------
                                                          ($000 omitted)
ASSETS

Current assets:
    Cash and cash equivalents                       $    7,473      16,200
    Receivables, net                                    66,491      79,433
    Inventories                                         76,516      84,737
    Other current assets                                 8,461       9,644
                                                     ----------   ---------
Total current assets                                   158,941     190,014

Other noncurrent assets                                 16,087      12,247

Property, plant and equipment, at cost                  64,838      65,450
    Less accumulated depreciation                       38,578      37,482
                                                     ----------   ---------
Net property, plant and equipment                       26,260      27,968

                                                     ----------   ---------

TOTAL ASSETS                                        $  201,288     230,229
                                                     ----------   ---------
                                                     ----------   ---------

                Binks Sames Corporation and Consolidated Subsidiaries

                             CONSOLIDATED BALANCE SHEETS

                    MAY 31, 1997 (UNAUDITED) AND NOVEMBER 30, 1996


                                                        May 31      Nov 30
                                                         1997        1996
                                                      ----------   ---------
                                                          ($000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, bank overdrafts
        and current maturities of long-term debt     $  11,768       9,384
    Accounts payable                                    33,717      52,987
    Other current liabilities                           18,945      31,188
                                                     ----------   ---------
Total current liabilities                               64,430      93,559

Deferred compensation                                    9,275       9,564

Deferred income taxes                                      361         425

Long-term debt, less current maturities                 49,396      44,634
                                                     ----------   ---------

Total liabilities                                      123,462     148,182
                                                     ----------   ---------

Stockholders' equity:
    Capital stock, $l.00 par value.  Authorized
        12,000,000 shares; issued 3,088,837 shares       3,089       3,089
    Additional paid-in capital                          24,504      24,504
    Retained earnings                                   52,279      54,327
    Foreign currency translation adjustment             (2,046)        127
                                                     ----------   ---------

Total stockholders' equity                              77,826      82,047
                                                     ----------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  201,288     230,229
                                                     ----------   ---------
                                                     ----------   ---------

                Binks Sames Corporation and Consolidated Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                    ----------------------------------------------
                                     (Unaudited)



                                                       For the three              For the six
                                                        months ended            months ended
                                                   ---------------------    ----------------------

                                                    May 31       May 31       May 31      May 31
                                                     1997        1996          1997        1996
                                                   ----------  ---------    ----------  ----------
                                                       ($000 omitted)            ($000 omitted)
Net sales                                        $   52,967     62,877       117,558      128,306
Cost of goods sold                                   37,162     42,087        83,130       86,370
                                                   ----------  ---------    ----------  ----------
    Gross profit                                     15,805     20,790        34,428       41,936

Selling, general and administrative expenses         17,718     20,475        35,240       38,526
                                                   ----------  ---------    ----------  ----------

    Operating income (loss)                          (1,913)       315          (812)       3,410
                                                   ----------  ---------    ----------  ----------

Other expense (income):
    Interest expense                                  1,189      1,019         2,263        2,139
    Other expense (income), net                        (388)       (15)         (518)         (44)
                                                   ----------  ---------    ----------  ----------

                                                        801      1,004         1,745        2,095

    Earnings (loss) before income taxes              (2,714)      (689)       (2,557)       1,315

Income taxes                                           (832)      (398)         (817)         488
                                                   ----------  ---------    ----------  ----------

Net earnings (loss)                              $   (1,882)      (291)       (1,740)         827
                                                   ----------  ---------    ----------  ----------
                                                   ----------  ---------    ----------  ----------

Net earnings (loss) per share                    $     (.61)      (.09)         (.56)         .27
                                                   ----------  ---------    ----------  ----------
                                                   ----------  ---------    ----------  ----------

Cash dividends declared per share                $      .10        .10           .10          .20
                                                   ----------  ---------    ----------  ----------
                                                   ----------  ---------    ----------  ----------

                Binks Sames Corporation and Consolidated Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended May 31, 1997 and May 31, 1996
                                     (Unaudited)



                                                               1997          1996
                                                              ---------    ---------
                                                                   ($000 omitted)
Cash flows from operating activities:
  Net earnings (loss)                                       $  (1,740)         827
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                2,161        2,188
   Deferred compensation, net of payments                         115          445
   Deferred income taxes                                          (41)         (47)
   Other, net                                                     106          160
   Cash provided by (used in) changes in:
     Receivables                                                5,036       14,173
     Inventories                                                7,128      (12,527)
     Other current assets                                      (3,101)       1,030
     Accounts payable                                         (13,291)       7,186
     Accrued expenses                                          (9,096)        (529)
     Income taxes                                              (1,559)        (716)
                                                              ---------    ---------

Net cash provided by (used in) operating activities           (14,282)      12,190
                                                              ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                    (1,111)      (1,656)
  Proceeds from sale of equipment                                  62           61
  Other investments and assets                                     67          277
                                                              ---------    ---------

Net cash provided by (used in) investing activities              (982)      (1,318)
                                                              ---------    ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                            5,642          966
  Dividends paid                                                 (309)        (309)
  Net increase (decrease) in short-term borrowings              2,002       (4,498)
  Principal payments on long-term debt                           (254)        (373)
                                                              ---------    ---------

Net cash provided by (used in) financing activities             7,081       (4,214)
                                                              ---------    ---------

Effect of exchange rate changes on cash                          (544)        (250)
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents           (8,727)       6,408

Cash and cash equivalents at beginning of period               16,200        8,527
                                                              ---------    ---------

Cash and cash equivalents at end of period                   $  7,473       14,935
                                                              ---------    ---------
                                                              ---------    ---------

                Binks Sames Corporation and Consolidated Subsidiaries


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MAY 31, 1997 (UNAUDITED) AND NOVEMBER 30, 1996



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

         NOTE 3
         The Franklin Park plant was closed at the end of February 1997. The Company has entered into a contract to sell the Franklin Park facility. The Company has also taken steps to sell surplus machinery and equipment. Cash proceeds of approximately $14 million are expected to be realized from the plant and equipment sales.

                Binks Sames Corporation and Consolidated Subsidiaries

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS

    The Company had net sales of $117.6 million for six months fiscal 1997, a decrease of $10.7 million, or 8%, from the $128.3 million reported for six months fiscal 1996. In second quarter fiscal 1997, sales declined 16% to $53 million as compared to second quarter fiscal 1996 sales of $62.9 million. Operations in Europe continued to show strong sales growth, achieving a 7% increase over the six month period of the prior year. If the prevailing currency exchange rates for six months fiscal 1996 had remained in effect during six months fiscal 1997, sales growth in European markets would have been 11%. For six months fiscal 1997, sales in the Americas declined 21% compared to the prior year. This decline was largely attributable to logistical issues associated with restructuring North American manufacturing operations. The Company believes that sales in the Americas will improve as order backlogs related to start-up inefficiencies of new and expanded manufacturing facilities are eliminated. Order backlog at May 31, 1997 was over $65 million. For the six months ended May 31, sales in the Pacific Rim decreased by 6% compared to prior year. This decline was primarily due to the rising U.S. Dollar against local currencies.

    Gross profit declined $7.5 million (18%) in six months fiscal 1997 compared to six months fiscal 1996. The gross profit margin was 29.3% for six months fiscal 1997 as compared to 32.7% for the same period last year.
    This decline was largely due to the cost impact of diminished productivity at the Franklin Park plant following the announcement of its impending closure. The last day of production at the Franklin Park plant was February 20, 1997. Gross profit margin in second quarter fiscal 1997 improved to 29.8%, but was below the 33.1% attained in second quarter fiscal 1996.

    For the six month period, selling, general, and administrative expenses decreased $3.3 million (8.5%) as compared to prior year. A total of $2.8 million of these expense reductions were achieved in the second quarter and reflect efficiencies resulting from the fiscal 1996 restructuring.

    Interest expense increased by $124 thousand (6%) for the six month period due to higher average borrowing levels.

    Other income, which increased $474 thousand for the six month period, includes interest income, exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. The majority of this increase was in European and Pacific Rim markets.

    Income tax benefit was $817 thousand on pretax loss of $2.6 million in six months fiscal 1997. This amounted to an effective tax rate of 32% as compared to 37% in six months fiscal 1996. The tax rate is a function of the geographical mix of the Company's pretax profitability.

    As a result of all of the factors above, the Company recorded a net loss of $1.7 million ($.56 per share) in six months fiscal 1997, and a net loss of $1.9 million ($.61 per share) in second quarter fiscal 1997 as compared to net earnings of $827 thousand for six months fiscal 1996 ($.27 per share) and a net loss of $291 thousand ($.09 per share) in second quarter fiscal 1996.

                Binks Sames Corporation and Consolidated Subsidiaries

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations is the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers' acceptances. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $21.7 million at May 31, 1997.

The Company's cash balances decreased $8.7 million during the six months ended May 31, 1997, largely due to cash outflows of $22.4 million used to decrease accounts payable and accrued expenses. Decreases in accounts receivable and inventories partially offset the liability reductions. Cash used in operating activities for the six month period amounted to $14.3 million. Total cash outlays in six months fiscal 1997 relating to accruals established at November 30, 1996 for restructuring amounted to $3.8 million.

The Company used $982 thousand in investing activities, primarily for the purchase of computer equipment and machinery to improve efficiency in administrative activities and production.

Financing activities provided $7.1 million to the Company during six months fiscal 1997 which was primarily used to fund previously accrued restructuring costs in the Americas and to support increased sales activity in Europe.

Changes in foreign currency translation rates resulted in a $543 thousand cash reduction as reported at May 31, 1997.

On June 26, 1997 the Board of Directors declared a dividend of $.10 per share to stockholders of record on July 18, 1997, payable on August 1, 1997.

The Franklin Park plant was closed at the end of February 1997. The Company has entered into a contract to sell the Franklin Park facility. The Company has also taken steps to sell surplus machinery and equipment. Cash proceeds of approximately $14 million are expected to be realized from the plant and equipment sales.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements contained herein regarding the Company's expectations for fiscal year 1997 revenues and the amount of proceeds from the expected sales of the Franklin Park plant and equipment constitute "forward looking statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.
Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, in the case of 1997 revenues, general conditions in the Company's markets, unfavorable changes in currency exchange rates, and product mix; and with respect to the sale of the Franklin Park plant and equipment, a change in the market for such properties at the time of the actual sale. No assurance can be given that the forward looking statements will prove to be accurate.

    PART II - OTHER INFORMATION



    Items 1 through 3   Not applicable


    Item 4   Submission of Matters to a Vote of Security Holders


    At the Annual Meeting of Stockholders on April 29, 1997, the stockholders of the Company approved the following matters by the votes indicated:

         1. Election of the following nominees for directors of the Company to hold office until the year 2000.

              William W. Roche:  For: 2,811,223;  Against: 1,621;  Abstain:
              275,983, Clifford J. Vaughan:  For: 2,811,663;  Against: 2,043;
              Abstain: 275,131, Dr. Wayne F. Edwards:  For: 2,811,661;
              Against: 2,045;  Abstain: 275,131.

         2. Amendment to Article First of the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to change the name of the Company to "Binks Sames Corporation." For: 2,802,763; Against: 10,655; Abstain:
              275,419.

         3. Amendment to Article Fourth of the Certificate of Incorporation to allow the Board of Directors of the Company to declare stock dividends without stockholder approval. For: 2,761,839;
              Against: 44,907;  Abstain: 282,091.

         4.   Adoption of the Company's 1996 Stock Option Plan.  For:
              2,366,962;  Against: 64,143; Abstain: 657,732.

         5. Ratification of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending November 30, 1997. For: 2,812,582; Against: 2,186; Abstain: 274,069.


    Item 5       Not applicable


    Item 6       (a) Exhibits.  Exhibit 27 - Financial Data Schedule
                 (b) None

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The enclosed financial statements include all adjustments, including normal and recurring adjustments, which are necessary to a fair presentation of the results of operations for the periods presented.



              Binks Sames Corporation
              --------------------------



              /s/ Jeffrey W. Lemajeur
              --------------------------
              Jeffrey W. Lemajeur, Treasurer/
              Chief Financial Officer



              /s/ Doran J. Unschuld
              --------------------------
              Doran J. Unschuld,   President/
              Chief Executive Officer



    Date        July 15, 1997
               -----------------