Form 10-Q
period 1997-08-31
BINKS SAMES CORP
filed 1997-10-15
CIK 12180

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

              -----------------------------------------------------


                                    FORM 10-Q

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1997



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____

                          Commission file number 1-1416

                             BINKS SAMES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                            36-0808480
    ------------------------------     -----------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

             9201 WEST BELMONT AVENUE, FRANKLIN PARK, ILLINOIS 60131
                    (Address of principal executive offices)

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


                            Yes  [X]      No  [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                  Class                      Outstanding August 31, 1997
     ------------------------------         ------------------------------
        Common, par value $1.00                        3,088,837

================================================================================

PART I - FINANCIAL INFORMATION

         Summarized Financial Statements

         Company or group of companies for which report is filed:

              Binks Sames Corporation and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                August 31, 1997 (Unaudited) and November 30, 1996


                                                             Aug 31                Nov 30
                                                              1997                  1996
                                                              ----                  ----
                                                                     ($000 omitted)
ASSETS
Current assets:
         Cash and cash equivalents                          $  8,547              $ 16,200
         Receivables, net                                     71,470                79,433
         Inventories                                          77,884                84,737
         Other current assets                                 12,472                 9,644
                                                            --------              --------
Total current assets                                         170,373               190,014

Other noncurrent assets                                       14,675                12,247

Property, plant and equipment, at cost                        63,452                65,450
         Less accumulated depreciation                        38,419                37,482
                                                            --------              --------
Net property, plant and equipment                             25,033                27,968

TOTAL ASSETS                                                $210,081              $230,229
                                                            ========              ========

              Binks Sames Corporation and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                August 31, 1997 (Unaudited) and November 30, 1996



                                                                                         Aug 31                Nov 30
                                                                                          1997                  1996
                                                                                          ----                  ----
                                                                                                 ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable, bank overdrafts and current maturities of long-
         term debt                                                                      $ 12,308              $  9,384
         Accounts payable                                                                 41,109                52,987
         Other current liabilities                                                        18,067                31,188
                                                                                        --------              --------
Total current liabilities                                                                 71,484                93,559

Deferred compensation                                                                      9,217                 9,564

Deferred income taxes                                                                        362                   425

Long term debt, less current maturities                                                   54,156                44,634
                                                                                        --------              --------

Total liabilities                                                                        135,219               148,182
                                                                                        --------              --------

Stockholders' equity:
         Capital stock, $1.00 par value.  Authorized 12,000,000 shares;
         issued 3,088,837 shares                                                           3,089                 3,089
         Additional paid-in capital                                                       24,504                24,504
         Retained earnings                                                                50,646                54,327
         Foreign currency translation adjustment                                          (3,377)                  127
                                                                                        --------              --------

Total stockholders' equity                                                                74,862                82,047
                                                                                        --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $210,081              $230,229
                                                                                        ========              ========


              Binks Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              Nine months ended August 31, 1997 and August 31, 1996
                                   (Unaudited)


                                                                        For the three                 For the nine
                                                                         months ended                 months ended
                                                                         ------------                 ------------
                                                                    Aug 31          Aug 31        Aug 31         Aug 31
                                                                     1997            1996          1997           1996
                                                                     ----            ----          ----           ----
                                                                        ($000 omitted)                ($000 omitted)

Net sales                                                          $67,506          71,536        185,064        199,841
Cost of goods sold                                                  47,823          47,707        130,952        134,077
                                                                   -------          ------        -------        -------

         Gross profit                                               19,683          23,829         54,112         65,764

Selling, general and administrative expenses                        19,846          20,447         55,087         58,972
                                                                   -------          ------        -------        -------

         Operating income (loss)                                      (163)          3,382           (975)         6,792
                                                                   -------          ------        -------        -------

Other expense (income):
         Interest expense                                            1,304             963          3,567          3,102
         Other expense (income), net                                   263             442           (255)           398
                                                                   -------          ------        -------        -------
                                                                     1,567           1,405          3,312          3,500

         Earnings (loss) before income taxes                        (1,730)          1,977         (4,287)         3,292

Income tax expense (benefit)                                          (406)          1,170         (1,224)         1,659
                                                                   -------          ------        -------        -------

Net earnings (loss)                                                $(1,324)            807         (3,063)         1,633
                                                                   =======          ======        =======        =======

Net earnings (loss) per share                                      $ (.43)             .26           (.99)           .53
                                                                   ======           ======        =======        =======

Cash dividends declared per share                                  $  .10              .10            .20            .30
                                                                   ======           ======        =======        =======

              Binks Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              Nine months ended August 31, 1997 and August 31, 1996
                                   (Unaudited)



                                                                                          1997                  1996
                                                                                         ------                ------
                                                                                                ($000 omitted)

Cash flows from operating activities
     Net earnings (loss)                                                                $ (3,063)                1,633
     Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                                     3,144                 3,259
         Deferred compensation, net of payments                                              200                   472
         Deferred income taxes                                                               (26)                  (78)
         Other, net                                                                          (99)                  428
     Cash provided by (used in) changes in:
         Receivables                                                                       1,073                11,826
         Inventories                                                                       4,789               (20,810)
         Other current assets                                                             (4,822)                   56
         Accounts payable                                                                 (8,233)                5,165
         Accrued expenses                                                                 (9,317)                  493
         Income taxes                                                                     (1,883)                  448
                                                                                        ---------             --------

Net cash provided by (used in) operating activities                                      (18,237)                2,892
                                                                                        --------              --------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                            (1,362)               (2,537)
     Proceeds from sale of equipment                                                         249                   793
     Other investments and assets                                                              2                   432
                                                                                        --------              --------

Net cash provided by (used in) investing activities                                       (1,111)               (1,312)
                                                                                        --------              --------

Cash flows from financing activities:
     Proceeds from long-term borrowings                                                   10,659                 1,041
     Dividends paid                                                                         (618)                 (927)
     Net increase (decrease) in short-term borrowings                                      2,826                   180
     Principal payments on long-term debt                                                   (498)                 (920)
                                                                                         -------              --------

Net cash provided by (used in) financing activities                                       12,369                  (626)
                                                                                         -------              --------

Effect of exchange rate changes on cash                                                     (674)                  (67)
                                                                                         -------              --------

Net increase (decrease in cash and cash equivalents)                                       (7,635)                  887

Cash and cash equivalents at beginning of period                                          16,200                 8,527
                                                                                         -------              --------

Cash and cash equivalents at end of period                                               $ 8,547                 9,414
                                                                                         =======              ========


              Binks Sames Corporation and Consolidated Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                August 31, 1997 (Unaudited) and November 30, 1996

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

NOTE 2

On September 25, 1997 the Company entered into an agreement with Graco Inc. to settle a lawsuit initiated in May, 1983 wherein Graco Inc. asserted that the Company had "willfully" infringed a patent through the sale of certain pumps by the Company prior to expiration of the patent in June 1993. The settlement agreement called for a cash payment of $640 thousand by the Company to Graco Inc. which was made on September 26, 1997. The settlement is reflected in other expense in the Company's third quarter 1997 financial statements.

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

NOTE 3

In the third quarter of 1996, the Company sold its corporate jet. The pretax loss on this sale amounted to $194 thousand and is included in other expense in the Company's financial statements. The after tax loss on this sale was $152 thousand.

NOTE 4

The Franklin Park plant was closed at the end of February 1997. The Company has entered into a contract to sell the Franklin Park facility. The Company anticipates that the sale of the Franklin Park facility and surplus machinery and equipment will be completed by the end of fiscal 1997.

NOTE 5

On September 23, 1997 the Company entered into a $50 million long term credit agreement with The First National Bank of Chicago. The new financing agreement includes a $20 million five-year term loan and a $30 million five-year revolving credit line. The agreement includes competitive pricing and terms, and replaces existing credit facilities totaling $44 million.

NOTE 6

On September 23, 1997 the Company repurchased and retired 125,000 shares of its common stock at the price of $40.00 per share. The purchase was made from the John Francis Roche, Jr. Savings and Profit Sharing Fund of Binks Sames Corporation ("The Fund"), an employee benefit plan for U.S. employees. The Fund will use the proceeds to make distributions to former employees, many of whom were terminated due to the Franklin Park plant shutdown. The Fund also sold 122,400 shares at $38.07 in private transactions on September 23, 1997. The Fund also plans to sell 30,000 Company shares in the open market.

              Binks Sames Corporation and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had net sales of $185.1 million for nine months fiscal 1997, a decrease of $14.7 million, or 7.4%, from the $199.8 million reported for nine months fiscal 1996. In third quarter fiscal 1997, sales declined 5.6% to $67.5 million as compared to third quarter fiscal 1996 sales of $71.5 million. Operations in Europe continued to show strong sales growth, achieving a 12.3% increase over the nine month period of the prior year. If the prevailing currency exchange rates for nine months fiscal 1996 had remained in effect during nine months fiscal 1997, sales growth in European markets would have been 17.8%. For nine months fiscal 1997, sales in the Americas declined 23.1% compared to the prior year. This decline was largely attributable to the rationalization of the Company's product offerings which included the elimination of 60% of engineered products and 45% of standard spray equipment. These slow-moving and unprofitable products, which had contributed $16 million to annual 1996 sales, were dropped from the line by the end of first quarter fiscal 1997. Also contributing to lower sales in the Americas were logistical issues associated with restructuring North American manufacturing operations. The Company believes that sales in the Americas will improve as order backlogs related to start-up inefficiencies of new and expanded manufacturing facilities are eliminated. Order backlog at August 31, 1997 was over $64.8 million. For nine months fiscal 1997, sales in the Pacific Rim decreased by 7.5% compared to prior year. This decline was largely due to the rising U.S. Dollar against local currencies.

Gross profit declined $11.1 million (17%) in nine months fiscal 1997 compared to nine months fiscal 1996. The gross profit margin was 29.2% for nine months fiscal 1997 as compared to 32.6% for the same period last year. This decline was largely due to the cost impact of diminished productivity at the Franklin Park plant following the announcement of its impending closure and start-up inefficiencies at the new Longmont, Colorado plant. The last day of production at the Franklin Park plant was February 20, 1997.

For nine months fiscal 1997, selling, general, and administrative expenses decreased $3.3 million (5.7%) as compared to prior year reflecting efficiencies resulting from the fiscal 1996 restructuring.

Interest expense increased by $465 thousand (15%) for the nine month period due to higher average borrowing levels.

Other income and expense, which amounted to $255 thousand of income for the nine month period as compared to an expense of $398 thousand in the prior year, includes interest income, exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. The majority of this income was in European and Pacific Rim markets. Included in third quarter fiscal 1997 other expense is a $640 thousand settlement of a lawsuit initiated against the Company in May of 1983. Included in third quarter fiscal 1996 other expense is a $194 thousand loss resulting from the sale of the Company's corporate jet.

Income tax benefit was $1.2 million on pretax loss of $4.3 million in nine months fiscal 1997. This amounted to an effective tax rate of 28.5% as compared to 50.4% in nine months fiscal 1996. The tax rate is a function of the geographical mix of the Company's pretax profitability.

              Binks Sames Corporation and Consolidated Subsidiaries

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

As a result of all of the factors above, the Company recorded a net loss of $3.1 million ($.99 per share) in nine months fiscal 1997, and a net loss of $1.3 million ($.43 per share) in third quarter fiscal 1997 as compared to net earnings of $1.6 million for nine months fiscal 1996 ($.53 per share) and net earnings of $807 thousand ($.26 per share) in third quarter fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Revenue generated from operations is the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans and the issuance of bankers' acceptances. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $16 million at August 31, 1997.

On September 23, 1997 the Company entered into a $50 million long-term credit agreement with The First National Bank of Chicago. The new financing agreement includes a $20 million five-year term loan and a $30 million five-year revolving credit line. The agreement includes competitive pricing and terms, and replaces existing credit facilities totaling $44 million.

The Company's cash balances decreased $7.7 million during the nine months ended August 31, 1997, largely due to cash outflows of $17.5 million used to decrease accounts payable and accrued expenses. Decreases in accounts receivable and inventories partially offset the liability reductions. Cash used in operating activities for the nine month period amounted to $18.2 million. Total cash outlays of $4.6 million were made in nine months fiscal 1997 relating to accruals established at November 30, 1996 for restructuring.

The Company used $1.1 million in investing activities, primarily for the purchase of computer equipment and machinery to improve efficiency in administrative activities and production.

Financing activities provided $12.4 million to the Company during nine months fiscal 1997 which was primarily used to fund previously accrued restructuring costs in the Americas and to support increased sales activity in Europe.

Changes in foreign currency translation rates resulted in a $674 thousand cash reduction as reported at August 31, 1997 compared to November 30, 1996.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements contained herein regarding the Company's expectations for fiscal year 1997 revenues and the sale of the Franklin Park plant and surplus machinery and equipment constitute "forward looking statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation in the case of 1997 revenues, general conditions in the Company's markets, unfavorable changes in currency exchange rates, and product mix; and with respect to the sale of the Franklin Park plant and surplus machinery and equipment, a change in the market for such properties at the time of the actual sale. No assurance can be given that the forward looking statements will prove to be accurate.

PART II - OTHER INFORMATION

Items 1 through 5          Not applicable

Item 6   (a)      Exhibits.
                  Exhibit 3 - Certificate of Amendment of the Restated
                    Certificate of Incorporation.
                  Exhibit 4.6 - Waiver and First Amendment dated
                    September 23, 1997 to the Note Purchase Agreement dated as of November 30, 1993 among the Company and the parties named therein.
                  Exhibit 4.7 - Credit Agreement dated as of September 23, 1997 among the Registrant, certain institutional lenders and The First National Bank of Chicago, as agent.
                  Exhibit 27 - Financial Data Schedule.
         (b)      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The enclosed financial statements include all adjustments, including normal and recurring adjustments, which are necessary to a fair presentation of the results of operations for the periods presented.

     Binks Sames Corporation
     -----------------------


     /s/ Jeffrey W. Lemajeur
     -----------------------
     Jeffrey W. Lemajeur, Treasurer/
     Chief Financial Officer


     /s/ Doran J. Unschuld
     ---------------------
     Doran J. Unschuld, President/
     Chief Executive Officer



Date  October 15, 1997