Form 10-K
period 1997-11-30
BINKS SAMES CORP
filed 1998-03-17
CIK 12180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                 --------------------

                                      FORM 10-K
                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended November 30, 1997

                                          or

                / / Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                 For the Transition Period from ________ to ________
                            Commission File Number 1--1416

                               BINKS SAMES CORPORATION
                (Exact name of registrant as specified in its charter)

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

          Yes     X     No
               -------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /___/

     The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $126,073,001 as of March 11, 1998 (based on the closing sale price as reported by the American Stock Exchange as of such date).

     As of March 11, 1998, the Registrant had outstanding 2,963,837 shares of Capital Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the definitive     Incorporated into Part III
     Proxy Statement for the Registrant's
     Annual Meeting of Stockholders
     to be held on April 28, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.   BUSINESS

GENERAL

     Binks Sames Corporation, a Delaware corporation incorporated on January 2, 1929 as a successor to a business founded in 1890, and its subsidiaries (hereinafter referred to collectively as the "Company") are engaged in the manufacture and sale of spray finishing and coating application equipment. The Company sells its products primarily to the automotive industry and general industrial finishing and automotive refinishing markets.

     The Company serves three primary geographic markets, North and South America, Europe and the Pacific Rim, and presently generates over 56% of its sales outside the United States.

     The Company divides its products into three general groups: standard products, engineered (industrial) systems and automotive paint systems.
Standard products consist of a variety of components used in the spray finishing process such as spray guns, fluid handling equipment and accessories.
Engineered (industrial) systems consist of specialty products together with standard components to comprise a finishing system. Automotive products include automatic electrostatic paint application machines as well as paint circulation equipment serving the global automotive market. The Company also manufactures equipment for functional and corrosion control applications.

     The Company incurred substantial losses in fiscal 1997 and 1996 following the restructuring of the Company's operations beginning in June 1996. As a result of these losses and the related impact on the Company's financial condition, the Board of Directors of the Company determined to seek a sale of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Developments" included in Item 7 of
Part II hereof.

PRODUCTS

     The Company's standard products include over forty different models of spray guns, a wide variety of air and fluid nozzles, a complete line of high and low pressure material handling pumps, pressure tanks ranging in capacity from two to sixty gallons, replacement parts for these components, and accessories such as siphon cups, pressure cups, oil and water extractors, air and fluid regulators, ball valves, hose connections and fittings, air and fluid hoses, air respirators and safety products and paint heaters.

     Engineered systems includes pre-engineered spray booths for the industrial market, paint circulating systems, air replacement systems, automatic spray coating machines, and liquid and powder manual and automatic electrostatic application equipment. Many industrial equipment installations are custom designed and engineered by the Company to satisfy specific needs of customers and include various standard and industrial equipment items as components.

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

     The Company provides products as well as complete systems for the following six basic coatings application methods: (1) COMPRESSED AIR ATOMIZATION: A conventional method employing compressed air in the spray gun to atomize, disperse and deposit coating materials; (2) AIRLESS SPRAYING: A high speed spray method in which hydraulic pressure developed by a material handling pump is used to atomize the coating material by pumping it at high pressure through the nozzle of the airless spray gun; (3) HIGH VOLUME LOW PRESSURE (HVLP): An adaptation of the conventional air spray method, HVLP utilizes larger than normal volumes of air delivered at lower pressures to produce quality finishes while complying with certain environmental regulations governing the amounts of volatile organic compounds emitted into the atmosphere;
(4) ELECTROSTATIC SPRAYING: A method which combines atomization of the coating material by one of the methods described in (1) and (2) above with delivery of an electrical charge of the coating as it leaves the spray gun, thereby attracting it to a grounded product in much the same way as iron filings are attracted to a magnet; (5) POWDER SPRAYING: A method of applying a coating material in powder form, with delivery of an electrical charge to the coating as it leaves the spray gun as with Electrostatic Spraying, and then hardening the coating through the application of heat; and (6) PLURAL COMPONENT SPRAYING: The method used to apply plural component materials such as polyurethane foams, polyesters, gelcoats, epoxies and elastomers, and requiring special equipment for precise metering, mixing and dispensing of the resins, catalysts and accelerators which create such plural component materials.

     The Company groups its sales revenues into the product categories discussed previously (standard, engineered, and automotive). In fiscal 1995, 42% of total revenues consisted of standard products while 58% of total revenues consisted of engineered and automotive products. In fiscal 1996, 38% of total revenues consisted of standard products while 62% of total revenues consisted of engineered and automotive products. In fiscal 1997, 46% of total revenues consisted of standard products while 54% of total revenues consisted of engineered and automotive products.

RESEARCH AND DEVELOPMENT

     The Company is continually engaged in experimental work on various coating systems. The Company spent approximately $5.0 million, $4.9 million and $4.0 million during fiscal year 1997, 1996, and 1995, respectively, on research activities relating to development of products or services, none of which was customer sponsored.

DISTRIBUTION AND MARKETING

     THE AMERICAS. The Company markets its standard products and engineered systems in the United States through nine branch offices, seven of which have warehouse facilities, and approximately 35 sales offices strategically located throughout the country. In addition, the Company distributes its standard products and engineered systems through numerous distributors and dealers serving the industrial finishing, automotive refinishing, and painting contractor markets throughout the United States, Mexico, Canada, and South America. The Company has exclusive distribution arrangements in South America.

     Although some engineered systems are sold through distributors, the Company typically sells directly to industrial concerns or manufacturers for larger installations (contracts in excess of $500 thousand). These jobs require highly specialized knowledge and experience in engineering, installation and start up of a finishing system.

     EUROPE. The Company's standard products and engineered systems products are sold throughout Europe. The Company maintains sales offices in a dozen countries and utilizes agents to establish its presence in other countries.

     PACIFIC RIM. The Company's products have been sold in Japan for over 30 years and the Company has a wholly-owned subsidiary in Australia. In late 1997, the Company opened an office in China. China is considered a growth area with potential increases in general industry business through exclusive distribution arrangements.

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

COMPETITION

     The Company believes that it is one of the largest manufacturers of a broad line of spray finishing and coating application equipment. There are many other manufacturers of coating application equipment who also engage in other lines of business, principally Graco Incorporated, Illinois Tool Works and Nordson Corporation. The Company also competes in the United States with non-U.S. manufactured products which up to this time have been unsuccessful in obtaining a significant share of the available market.

EMPLOYEES

     As of November 30, 1997, approximately 1,260 persons were employed by the Company in the United States, England, Canada, Australia, Sweden, France, Belgium, Scotland, Germany, Japan and China.

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

BACKLOG OF ORDERS

     The dollar amount of the Company's backlog of orders as of November 30, 1997 was approximately $55 million as compared to approximately $60 million as of November 30, 1996. All of the orders in backlog as of November 30, 1997 are expected to be filled within the year ended November 30, 1998. The dollar amount of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizable contracts. The difference in backlog between November 30, 1997 and November 30, 1996 is attributable to these factors. The business of the Company is not materially affected by seasonal factors, and the Company's backlog is not generally a result of such factors.

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

INTELLECTUAL PROPERTY

     The Company owns a number of patents in the United States and other countries pertaining to spray equipment, components, control and memory devices, pumps and valves, as well as presently pending applications for patents in the United States and other countries. The Company does not consider its business to be materially dependent on any single patent or group of patents, or any pending applications for patents. The Company has registered its trademark "Binks" in the United States and 39 other countries and has registered fifteen additional trademarks in the United States, including its "Sames" trademark. The "Sames" trademark is registered in numerous other countries as are ten other Sames product trademarks.

ENVIRONMENTAL

     Federal, state, local and international provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not materially affected the Company's capital expenditures, earnings or competitive position.

ITEM 2.   PROPERTIES

     The Company closed its manufacturing plant in Franklin Park, Illinois in February, 1997, and sold the facility, subject to a leaseback of 60,000 square feet of office space, in October, 1997. The Company has shifted production conducted at this facility to its leased plant in Longmont, Colorado. The Company leases the Franklin Park office space for its corporate headquarters and Chicago branch office functions. The Company has canceled its plans to relocate its offices to leased facilities in the Chicago area.

     The Company owns a branch office and warehouse in Dallas, Texas, comprising approximately 25,000 square feet, a branch office and warehouse in Atlanta, Georgia, comprising approximately 25,000 square feet, and the building and land used by the Company's Poly-Craft Systems Division in Cottage Grove, Oregon, comprising approximately 25,000 square feet. The Company's branch and sales offices operate from 35 other locations in the United States, fourteen of which are leased premises and seven of which include warehousing space. An aggregate of approximately 245,000 square feet is leased at such locations. The Company does not regard any such leased premises to be material.

     The Company's non-U.S. subsidiaries own and occupy manufacturing and office facilities aggregating approximately 307,000 square feet and lease property for such purposes aggregating approximately 130,000 square feet.

     The Company considers its plants and physical properties to be in good condition.

ITEM 3.   LEGAL PROCEEDINGS

     In the case captioned CONTINENTAL PARTNERS GROUP, INC. V. BINKS MANUFACTURING CO., No. 91 L 17815, filed on November 5, 1991 in the Circuit Court of Cook County, Illinois (the "Action"), Continental Partners Group, Inc. ("Continental") seeks recovery from the Company of $902,700 which Continental alleges is due under the terms of a contract between Continental and the Company dated February 20, 1990. The Action also seeks interest and costs. The Company has filed an answer in the Action, denying any liability to Continental under the contract alleged, and asserting that the contract with Continental was terminated by the Company without further liability to Continental. The claims in the Action are being vigorously contested by the Company and the Company believes that it has meritorious defenses to such claims.

     On September 25, 1997, the Company entered into an agreement with Graco, Inc. to settle a lawsuit initiated in May, 1983 wherein Graco, Inc. asserted that the Company had "willfully" infringed a patent through the sale of certain pumps by the Company prior to expiration of the patent in June, 1993. The settlement agreement called for a cash payment of $640,000 by the Company to Graco, Inc. which was made on September 26, 1997.

     Behr Systems, Inc. has sued the Company's subsidiaries, Sames Electrostatic, Inc. and Sames, S.A., for patent infringement. The suit was filed on June 9, 1997 in the United States District Court for the Eastern District of Michigan, Southern Division. In this suit, Behr alleges that certain bell cups manufactured in France by Sames, S.A., and sold in the United States by Sames Electrostatic, Inc., infringe on its U.S. Patent No. 4,405,086. These bell cups are used in conjunction with the Company's PPH 605, a high speed rotary atomizer used in automative paint application installations. Behr seeks damages in the form of lost profits or, in the alternative, a reasonable royalty for past infringement. Behr also seeks an injunction on future sales of the PPH 605. Discovery in this case is proceeding. The Court has set a July, 1998 trial date.

     AJC and ACIR Sunkiss (collectively "ACIR") have sued the Company for false advertising and trademark and copyright infringement. The suit was filed in May, 1997 in the United States District Court for the Northern District of Illinois, Eastern Division. In this suit, ACIR alleges that the Company's advertising for its INFRATHERM -Trademark- thermoreactors infringed on ACIR's trademarks and that this advertising contained false and misleading statements, causing consumers to believe that ACIR's products were actually manufactured and sold by the Company. ACIR also alleges that the Company infringed its copyright by using, without authorization, a photograph of one of ACIR's products in advertising distributed by the Company. The case was settled, in principle, at a voluntary mediation in October 1997. The parties are currently finalizing a draft settlement agreement. This draft settlement agreement requires the Company to place a corrective advertisement in a trade journal and to send a letter to customers correcting the alleged false settlements contained in the Company's advertising. Finally, the draft settlement requires the Company to pay $600,000 to ACIR.

     Robert Hashima has filed suit alleging that he is entitled to a retirement allowance of $1,600,000.00 under the Binks Japan Limited retirement policy. Binks Japan has responded asserting that Mr. Hashima is not entitled to the allowance because Hashima implemented various benefits without Board approval and was involved in certain "related party transactions" to his benefit that were not reported during audits. A preliminary attachment order was entered on July 30, 1997 as a result of Hashima's claim against Binks Japan freezing its assets held in various banks. On November 26, 1997, upon urging by the Japanese courts, Hashima withdrew his petition and the court lifted the attachment order. This case will proceed to formal litigation.

     Chester Baranowski brought suit against the Company seeking
$2,550,000 claiming wrongful dismissal, breach of contract and breach of certain salary and benefits. The Company has denied all substantive allegations and filed a counterclaim against Baranowski for breach of fiduciary duty and conspiracy to defraud the Company.

     By letter dated January 5, 1998, the Company gave notice to M&M Supply Incorporated ("M&M") of its termination as a Binks-Sames distributor effective April 10, 1998. By letter dated January 13, 1998, counsel for M&M notified the Company that M&M has acted as a dealer and conducted its business as a dealership as those terms are defined by the Wisconsin Fair Dealership Law and that the Company was prohibited from terminating M&M's dealership arrangement with the Company. The Company's position is that the Wisconsin Fair Dealership Law does not apply because the requisite community of interest between the Company and M&M does not exist. Discussion with M&M's counsel to attempt to resolve this dispute are currently continuing.

     The Company entered into a build to suit lease dated August 29, 1997 for a planned future headquarters site in Vernon Hills, Illinois. The Company has notified the developer and landlord that the Company wants to terminate the lease. It is anticipated that the Company will incur lease termination costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Lease Termination" included in Item 7 of Part II hereof, and
Note 10 to the Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                          EXECUTIVE OFFICERS OF THE COMPANY
                          ---------------------------------

     The executive officers(1) of the Company are listed below.

     DORAN J. UNSCHULD, age 74, has been President and Chief Executive Officer since June 1996 and a director of the Company since 1982. His present term of office as a director expires at the 1999 Annual Meeting. Mr. Unschuld has been employed by the Company in various positions since 1952 and has been a Senior Vice President from 1995 to 1996, a Vice President from 1971 to 1995 and Secretary of the Company from 1965 to 1996. Mr. Unschuld will retire as President and Chief Executive Officer of the Company at the 1998 Annual Meeting.

     TERENCE P. ROCHE(2), age 39, has been a director of the Company since 1997, when he was appointed by the Board of Directors to fill the vacancy created by the resignation of Burke B. Roche. His present term of office as a director expires at the 1999 Annual Meeting. Mr. Roche has been an officer of the Company since 1995. Mr. Roche has been employed by the Company since 1986 and is presently Executive Vice President, Assistant Secretary and Assistant Treasurer. Mr. Roche had been the Industrial Sales Manager of the Company from 1990 to 1996.

     JEFFREY W. LEMAJEUR, age 36, has been an officer of the Company since 1992. Mr. Lemajeur has been employed by the Company since 1991 and is presently Vice President of Finance, Chief Financial Officer and Treasurer of the Company.

     CARL M. SPRINGER, age 56, has been an officer of the Company since 1995. Mr. Springer has been employed by the Company since 1977 and is presently Vice President - Manufacturing and Engineering, Assistant Secretary and Assistant Treasurer. Mr. Springer had been the Electronics Product Manager of the Company from 1978 to 1996.

     STEPHEN R. MATHERS, age 48, has been an officer of the Company since June, 1996. Mr. Mathers has been employed by the Company since 1974 and is presently Vice President - Corporate Development. Mr. Mathers has been President and CEO of Sames Electrostatic, Inc., a subsidiary of the Company, since 1990 and is currently serving as President of Sames, S.A., a French subsidiary of the Company.

     PETER M. GREEN, age 52, has been an officer of the Company since April, 1997. Mr. Green has been employed by the Company since 1971 and is presently Vice President - Europe.

     W. KENT ANDERSON, age 59, has been an officer of the Company since April, 1997. Mr. Anderson has been employed by the Company since 1959 and is presently Vice President - Americas.

     RICHARD M. CAMPOBASSO, age 40, has been an officer of the Company since April, 1997. Mr. Campobasso has been employed by the Company since 1982 and is presently Vice President - Standard Products.

     TODD A. VAUGHN, age 39, has been an officer of the Company since April, 1997. Mr. Vaughn has been employed by the Company since 1992 and is presently Vice President - Global Automotive.

     G. BRUCE BRYAN, age 42, has been an officer of the Company since April 1997. Mr. Bryan has been employed by the Company since 1993 and is presently Vice President - Engineered Systems.

     ROBERT B. ROCHE(2), age 56, has been an officer of the Company since April, 1997. Mr. Roche has been employed by the Company since 1964 and is presently Vice President - Global Distribution.

----------------
Notes:
(1)   All officers' terms expire in 1998.
(2)   Terence P. Roche and Robert B. Roche are cousins.

                                       PART II


ITEM 5.   MARKET FOR THE COMPANY'S CAPITAL STOCK AND RELATED SECURITY HOLDER
          MATTERS

     The Company's capital stock is traded on the American and Chicago Stock Exchanges. The high and low prices for each quarterly period within the two most recent fiscal years, as reported by such exchanges, and the dividends declared during such periods with respect to the capital stock of the Company are as follows:

                                                        Cash Dividend Declared
 Quarter Ending              High             Low             Per Share
 --------------              ----             ---        -------------------
February 29, 1996          24 1/2            22                 ---
May 31, 1996               24 5/8            21 3/8             .10
August 31, 1996            29                22 3/4             .20
November 30, 1996          28                21 1/8             .10
February 28, 1997          40 1/2            27 5/8             ---
May 31, 1997               43 5/8            38                 .10
August 31, 1997            48 1/8            42 1/8             .10
November 30, 1997          44 1/4            41 1/4             .10

     On March 11, 1998, the last reported sale price of the Company's capital stock was $45.75 per share. As of March 11, 1998, there were approximately 976 registered holders of the Company's capital stock, which is the only class of equity securities of the Company outstanding. Harris Trust and Savings Bank, Chicago, Illinois, is the transfer agent and registrar of the Company's capital stock.

ITEM 6.   SELECTED FINANCIAL DATA

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Five years ended November 30, 1997
(not covered by Independent Auditors' Reports-
 in thousands, except per share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      Year ended November 30,
                                                    1997(a)       1996(b)      1995         1994        1993
----------------------------------------------------------------------------------------------------------------
Net sales                                         $  236,998     296,686      266,003     243,599      210,405
----------------------------------------------------------------------------------------------------------------

Cost of goods sold                                   178,420     216,017      178,940     167,261      138,954
Selling, general, and administrative
  expenses                                            78,588      83,111       76,517      68,757       66,506
Restructuring costs                                    9,612       9,043         -           -            -
----------------------------------------------------------------------------------------------------------------

Operating income (loss)                              (29,622)    (11,485)      10,546       7,581        4,945
Other expense                                          2,931       4,672        3,463       2,003        2,923
----------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                  (32,553)    (16,157)       7,083       5,578        2,022
Income tax expense (benefit)                           7,527      (5,049)       2,777       2,163          641
----------------------------------------------------------------------------------------------------------------

Net earnings (loss)                               $  (40,080)    (11,108)       4,306       3,415        1,381
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                     $   (13.07)      (3.60)        1.39        1.11          .44
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Cash dividends per share                          $      .30         .40          .50         .30          .36
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Total assets                                      $  191,734     230,229      231,101     193,364      179,999
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Long-term debt                                    $   60,946      44,634       43,202      38,114       34,136
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

 (a) In fiscal 1997, the Company recorded nonrecurring charges of $21.1 million ($19.8 million after tax, or $6.46 per share), as described in note 16 of the notes to consolidated financial statements. Nonrecurring charges are included in cost of goods sold ($8.7 million); selling, general and administrative expenses ($2.8 million); and restructuring costs ($9.6 million). In addition, the Company recorded a charge of $10.0 million ($3.26 per share) to reduce the balance sheet carrying amounts of deferred tax assets initially recorded in prior years.

 (b) In fiscal 1996, the Company recorded nonrecurring charges of $18.9 million ($12.6 million after tax, or $4.07 per share), as described in note 16 of the notes to consolidated financial statements. Nonrecurring charges are included in cost of goods sold ($7.1 million); selling, general, and administrative expenses ($2.8 million); and restructuring costs ($9 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT DEVELOPMENTS

Beginning in June 1996, the Company's Board of Directors adopted measures as part of a comprehensive reorganization and restructuring of the Company. These measures included: (i) closing of the Company's manufacturing facility in Franklin Park, Illinois and shifting production to the Company's new Longmont, Colorado manufacturing facility; (ii) reduction of manufacturing capacity with increased outsourcing; (iii) rationalization of the Company's product line to eliminate non-profitable products; (iv) headcount reductions related primarily to manufacturing; and (v) reorganization of the Company's sales and marketing, product management, research and development, manufacturing and distribution functions along geographic and operational lines.

In fiscal 1997, the Company recorded a net loss of $40.1 million, which followed a net loss of $11.1 million in fiscal 1996. The Company's net losses included special charges of $21.1 million in 1997 and $18.9 million in 1996 due to impairment and restructuring charges, inventory writedowns and warranty and dispute resolution costs. The fiscal 1997 net loss also includes a charge of $10.0 million to reduce the balance sheet carrying amounts of deferred tax assets initially recorded in prior years. As a result of successive years of losses and the related impact on the Company's financial condition, the Board of Directors of the Company has determined to seek a sale of the Company. The Company has retained financial and other advisors to identify potential purchasers.

On February 13, 1998, John J. Schornack, 67, resigned and retired as a Director and Chairman of the Board of Directors of the Company. Dr. Donald G. Meyer, 63, a director of the Company since 1996, and previously from 1990 to 1995, has been elected Chairman of the Board to succeed Mr. Schornack. Doran J. Unschuld, 74, the Company's President and Chief Executive Officer since 1996, and an employee of the Company since 1952, has announced that he will retire as President and Chief Executive Officer at the Company's annual meeting in April 1998.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales decreased $60 million, or 20%, to $237 million in fiscal 1997. The decline in net sales occurred principally in North America, where net sales declined by $37 million, to $103 million in fiscal 1997. In part, the decline had been anticipated due to fiscal 1996 rationalization measures that eliminated a large number of slow moving items from the product line. The sales decline was also attributable to problems encountered in transferring production to Longmont from the Franklin Park manufacturing facility which was closed in February 1997. The Company also experienced a $20 million decline in net sales at its French subsidiary, where fiscal 1997 net sales were $56 million. Net sales at its French subsidiary would have been $9 million higher in fiscal 1997 if the average French franc-to-U.S. dollar exchange rate had not changed between years. The balance of the decline in net sales was primarily due to lower worldwide demand for large automotive installations; the decline was also anticipated because fiscal 1996 was a record year for such installations.

The Company had a net loss of $40.1 million ($13.07 per share) in fiscal 1997 as compared to a loss of $11.1 million ($3.60 per share) in fiscal 1996. Nonrecurring charges had a substantial impact on both years. The Company recorded $21.1 million of nonrecurring charges in fiscal 1997 comprised of: (a) $9.6 million of impairment and restructuring costs consisting of closing the Franklin Park facility, net of the gain on the sale of the building, start-up costs at the Longmont facility, workforce reductions primarily outside the U.S., the loss on the sale of the Infratherm product line, liquidation of operations in Italy, and the impairment of the Company's Belgian operations; (b) $5.7 million of additional inventory writedowns attributable to product line rationalization; and (c) $5.7 million of warranty and dispute resolution costs. In fiscal 1996, the Company recorded $18.9 million of special charges, including $9 million of impairment and restructuring charges, $7.1 million of inventory writedowns due to product line rationalization, and $2.8 million of warranty and dispute resolution costs.

Gross profit declined $22.1 million (27%) in fiscal 1997 as compared to fiscal 1996. This decline was largely due to the decline in sales combined with the cost impact of transferring North American production to Longmont from the Franklin Park plant. Gross profit as a percentage of sales decreased to 25% in fiscal 1997 from 27% in fiscal 1996 for the same reasons.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Selling, general, and administrative expenses decreased $4.5 million (5%) as compared to fiscal 1996 reflecting efficiencies resulting from the fiscal 1996 restructuring.

Interest expense increased $675 thousand (15%) in fiscal 1997 as compared to fiscal 1996 due to higher average borrowing levels.

Other income and expense, which amounted to $2.1 million of income for fiscal 1997 as compared to an expense of $267 thousand in the prior year, includes interest income, exchange gains and losses, gains on sales of fixed assets, and miscellaneous income and expense. In fiscal 1997, the majority of this income was the result of foreign currency transaction gains and other miscellaneous income in European and Pacific Rim markets.

In fiscal 1997, the Company recorded income tax expense of $7.5 million. This was largely attributable to not fully recording income tax benefits relating to the current year pretax loss, combined with a charge of $10 million to reduce the balance sheet carrying amounts of deferred tax assets initially recorded in prior years. In fiscal 1996, the Company recorded income tax benefits of $5.1 million on a pretax loss of $16.2 million.

As a result of all of the factors above, the Company recorded a net loss of $40.1 million in fiscal 1997 as compared to a net loss of $11.1 million in fiscal 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased $30.7 million, or 12%, to a record $297 million in fiscal 1996. The Company's operations in Europe and the Pacific Rim had net sales of $157 million: an increase of $38.9 million, or 33%, over fiscal 1995. Net sales in Europe and the Pacific Rim would have been $4 million higher in fiscal 1996 if prevailing fiscal 1995 currency exchange rates had remained in effect for fiscal 1996. The Company's operations in the Americas (principally the U.S. and Canada) had net sales of $140 million, a decrease of $8.2 million, or 6%, as compared to the prior year. Net sales in the Americas decreased to 47% of worldwide sales in fiscal 1996 as compared to 56% in the prior year. Worldwide sales growth was largely due to increasing market acceptance, particularly in the automotive industry, of environmentally friendly technologies introduced by the Company in recent years.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


The Company has changed its approach to serving customers in Mexico. Previously, customers were supplied with U.S.-made products by a subsidiary in Mexico. The Company is liquidating this distribution subsidiary and establishing a sales generating operation. The new Mexican operating unit will generate sales orders that will be shipped and billed in U.S. dollars (eliminating currency risk) from the Dallas, Texas warehouse to leverage existing fixed distribution costs.

Interest expense increased $373 thousand, or 9%, due to higher average levels of borrowings to support the higher level of sales activity.

Other income and expense, which went from income of $569 thousand in fiscal 1995 to $267 thousand of expense in fiscal 1996, includes interest income, exchange gains and losses, and gains on the sales of fixed assets. In fiscal 1995, the Company sold two buildings for pretax gains totaling $258 thousand, and in fiscal 1996, the Company sold a property in the United States for a pretax gain of $289 thousand.

Income tax benefits were 31% of pretax losses in fiscal 1996 as compared to an effective income tax rate of 39% on fiscal 1995 pretax income.

The Company recorded a net loss of $11.1 million in fiscal 1996 as compared to net earnings of $4.3 million in fiscal 1995, resulting from all of the factors mentioned above.


LIQUIDITY AND CAPITAL RESOURCES

Revenues generated from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $25 million at November 30, 1997.

The Company's cash balances decreased $9 million during fiscal 1997. The net decrease was primarily due to cash used in operating activities of $23.2 million largely due to operating losses, partially offset by an increase in accounts payable; $5.3 million generated from investing activities, chiefly proceeds from the sale of fixed assets; and $9.5 million from financing activities, largely due to proceeds from long-term borrowings. Changes in foreign currency translation rates during the year resulted in a decrease of cash in U.S. dollars of $584 thousand.

In fiscal 1997, the Company paid cash dividends totaling $914 thousand on its capital stock, compared to $1.2 million in fiscal 1996.

On September 23, 1997, the Company entered into a $50 million unsecured five-year credit facility with a syndicate of Chicago area banks. As of November 30, 1997, the Company was not in compliance with several of the financial covenants contained in the credit facility. On March 16, 1998, the Company agreed with the bank group to collateralize the credit facility, pay amendment fees, increase the interest rate to prime plus 1/2% on existing borrowings and prime plus 1% on new borrowings, and shorten the duration of the agreement to two years, in exchange for waiving all existing defaults, amending certain terms, and increasing the total line of credit to $52.5 million to accommodate the projected cash flow needs of the Company. On March 16, 1998, the Company also agreed with the holder of its 7.14% senior notes to pay amendment fees, increase the interest rate to 7.64%, and shorten the maturity to September 30, 1999 in exchange for waiving all existing defaults and amending certain terms of the agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

LEASE TERMINATION

In January 1998, the Company notified the developer and landlord of its planned future headquarters site in Vernon Hills, Illinois that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. While groundbreaking for the new site has not occured, it is anticipated that the Company will incur lease termination costs. The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable resolution of this matter.

IMPACT OF NEW ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components in the financial statements. The Company is required to comply with SFAS No. 130 in Fiscal 1999 and estimates its adoption will not have a material effect on the consolidated financial statements.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. The Company is required to comply with SFAS No. 131 in Fiscal 1999 and estimates its adoption will not have a material effect on the consolidated financial statements.


YEAR 2000 COMPLIANCE

The Company has upgraded or replaced its computer software applications and systems which the Company believes accommodates the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that additional costs with regard to year 2000 compliance will be material to its financial condition or results of operations. The Company does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.



                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          (a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 28, 1998 under the caption "Election of Directors" and is incorporated herein by reference.

          (b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company is contained in Part I of this report and is incorporated herein by reference.

          (c) Section 16(a) Compliance. The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference to the Proxy Statement under the caption "Section 16 Reporting".

ITEM 11.  EXECUTIVE COMPENSATION

          The information required in response to this item will be contained in the Proxy Statement under the captions "Executive Compensation" and "Information Regarding Directors" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required in response to this item will be contained in the Proxy Statement under the captions "Election of Directors" and "Securities Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

                                       PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

               (a)  Documents filed as part of this report:

                    1,2  Financial Statements and Schedules

                         See Index to Financial Information on page F-1.

                    3    Exhibits

                         See Exhibit Index beginning on page i.

               (b)  Reports on Form 8-K

                    1 On February 17, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release regarding the Company's intention to pursue a sale of the Company.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Binks Sames Corporation


                              By: /s/ Doran J. Unschuld
                                  -----------------------------------------
                                       Doran J. Unschuld
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----
/s/ Doran J. Unschuld         President, Chief Executive         March 16, 1998
---------------------------   Officer and Director
Doran J. Unschuld
(Principal Executive Officer)

/s/ Jeffrey W. Lemajeur       Vice President of Finance and      March 16, 1998
---------------------------   Chief Financial Officer
Jeffrey W. Lemajeur
(Principal Financial and
Accounting Officer)

/s/ Terence P. Roche          Executive Vice President,          March 16, 1998
---------------------------   Assistant Secretary, Assistant
Terence P. Roche              Treasurer and Director

/s/ William W. Roche          Director                           March 16, 1998
---------------------------
William W. Roche

/s/ Dr. Donald G. Meyer       Director                           March 16, 1998
---------------------------
Dr. Donald G. Meyer

/s/ Clifford J. Vaughan       Director                           March 16, 1998
---------------------------
Clifford J. Vaughan

/s/ Dr. Wayne F. Edwards      Director                           March 16, 1998
---------------------------
Dr. Wayne F. Edwards

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES





INDEX TO FINANCIAL INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      Page(s)
                                                                      -------
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . .    F-2, 3

Financial Statements:
    Consolidated Balance Sheets, November 30, 1997 and 1996. . . .     F-4
    Consolidated Statements of Operations, years ended
       November 30, 1997, 1996, and 1995 . . . . . . . . . . . . .     F-5
    Consolidated Statements of Stockholders' Equity, years
       ended November 30, 1997, 1996, and 1995 . . . . . . . . . .     F-6
    Consolidated Statements of Cash Flows, years ended
       November 30, 1997, 1996, and 1995 . . . . . . . . . . . . .     F-7

    Notes to Consolidated Financial Statements . . . . . . . . . .   F-8 to 20

Financial Statement Schedules:
   All schedules are omitted as the required information is not applicable, or the information is presented in the accompanying consolidated financial statements or related notes.

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors
   and Stockholders
Binks Sames Corporation:


We have audited the accompanying consolidated balance sheets of Binks Sames Corporation (the Company) and consolidated subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Sames Corporation and consolidated subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended November 30, 1997 and 1996 in conformity with generally accepted accounting principles.




                                          /s/ KPMG PEAT MARWICK LLP
Chicago, Illinois
March 16, 1998

                            REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Binks Sames Corporation (formerly known as
  Binks Manufacturing Company)
Franklin Park, Illinois


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Binks Sames Corporation (formerly known as Binks Manufacturing Company) for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Binks Sames Corporation for the year ended November 30, 1995 in conformity with generally accepted accounting principles.



                                             /s/ Crowe, Chizek and Company LLP

                                             Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 9, 1996

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

November 30, 1997 and 1996

(in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

                       ASSETS                                                        1997           1996
------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                     $    7,220         16,200
  Receivables, net                                                                  73,638         79,433
  Inventories                                                                       78,144         84,737
  Income taxes receivable                                                            3,484             99
  Deferred income taxes                                                              2,840          8,221
  Other current assets                                                                 746          1,324
------------------------------------------------------------------------------------------------------------

Total current assets                                                               166,072        190,014
------------------------------------------------------------------------------------------------------------

Other noncurrent assets:
  Intangible assets                                                                  3,182          3,287
  Deferred income taxes                                                                189          4,525
  Other assets                                                                       2,290          4,435
------------------------------------------------------------------------------------------------------------

Total other noncurrent assets                                                        5,661         12,247
------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, at cost:
  Land                                                                               1,425          1,762
  Buildings                                                                         12,004         21,511
  Machinery and equipment                                                           29,227         42,177
------------------------------------------------------------------------------------------------------------

                                                                                    42,656         65,450
  Less accumulated depreciation                                                     22,655         37,482
------------------------------------------------------------------------------------------------------------

Net property, plant, and equipment                                                  20,001         27,968
------------------------------------------------------------------------------------------------------------

                                                                                $  191,734        230,229
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Current liabilities:
 Bank overdrafts and notes payable to banks                                          8,144          8,708
  Current maturities of long-term debt                                                 484            676
  Accounts payable                                                                  58,249         52,987
  Accrued expenses:
    Payrolls, commissions, etc.                                                      8,073          8,989
    Taxes, other than income taxes                                                     942          1,919
    Other                                                                           14,280         17,371
  Income taxes payable                                                                -             2,794
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                           90,172         93,444

Deferred compensation                                                                7,313          9,564
Deferred income taxes                                                                  452            540
Long-term debt, less current maturities                                             60,946         44,634
------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  158,883        148,182
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Capital stock, $1 par value.  Authorized 12,000,000 shares; issued and
    outstanding 2,963,837 shares in 1997 and 3,088,837 shares in 1996                2,964          3,089
  Additional paid-in capital                                                        19,629         24,504
  Retained earnings                                                                 13,333         54,327
  Foreign currency translation adjustments                                          (3,075)           127
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                          29,887         78,958
------------------------------------------------------------------------------------------------------------

                                                                                $  188,770        227,140
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

Years ended November 30, 1997, 1996, and 1995

(in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                                                           1997           1996           1995
-------------------------------------------------------------------------------------------------
Net sales                                              $  236,998        296,686        266,003
Cost of goods sold                                        178,420        216,017        178,940
-------------------------------------------------------------------------------------------------

Gross profit                                               58,578         80,669         87,063
Selling, general, and administrative expenses              78,588         83,111         76,517
Restructuring costs                                         9,612          9,043           -
-------------------------------------------------------------------------------------------------

Operating income (loss)                                   (29,622)       (11,485)        10,546
-------------------------------------------------------------------------------------------------

Other expense (income):
  Interest expense                                          5,080          4,405          4,032
  Other expense (income), net                              (2,149)           267           (569)
-------------------------------------------------------------------------------------------------

                                                            2,931          4,672          3,463
-------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                       (32,553)       (16,157)         7,083

Income tax expense (benefit)                                7,527         (5,049)         2,777
-------------------------------------------------------------------------------------------------

Net earnings (loss)                                    $  (40,080)       (11,108)         4,306
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Net earnings (loss) per share                          $   (13.07)         (3.60)          1.39
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended November 30, 1997, 1996, and 1995

(in thousands, except per share amounts)



-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Foreign
                                                                       Additional                      currency
                                                          Capital       paid-in         Retained      translation
                                                           stock        capital         earnings      adjustments      Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1994                             $  3,089         24,504         63,909         (1,275)        90,227

Net earnings                                                -              -              4,306          -              4,306

Foreign currency translation
  adjustments                                               -              -              -              1,616          1,616

Cash dividends ($.50 per share)                             -              -             (1,544)          -            (1,544)
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1995                                3,089         24,504         66,671            341         94,605

Net loss                                                    -              -            (11,108)         -            (11,108)

Foreign currency translation
  adjustments                                               -              -              -             (1,559)        (1,559)

Liquidation of foreign subsidiary                           -              -              -              1,345          1,345

Cash dividends ($.40 per share)                             -              -             (1,236)         -             (1,236)
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1996                                3,089         24,504         54,327            127         82,047

Net loss                                                    -              -            (40,080)         -            (40,080)

Foreign currency translation
  adjustments                                               -              -              -             (3,202)        (3,202)

Repurchase and retirement of 125,000 shares
  of capital stock                                           (125)        (4,875)         -              -             (5,000)

Cash dividends ($.30 per share)                             -              -               (914)         -               (914)
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1997                             $  2,964         19,629         13,333         (3,075)        32,851
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended November 30, 1997, 1996, and 1995

(in thousands)



----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                                    1997             1996           1995
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                             $ (40,080)       (11,108)         4,306
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization:
          Property, plant, and equipment                              5,299          4,285          3,765
          Intangible assets                                             237            146            177
       Deferred compensation, net of payments                          (310)           544            493
       Deferred income taxes                                          9,359         (9,175)        (1,295)
       Other, net                                                    (1,222)           339            189
       Cash provided by (used in) changes in:
          Receivables                                                (2,883)        11,879        (18,936)
          Inventories                                                 4,164            622        (10,341)
          Other current assets                                        1,509          1,799           (530)
          Accounts payable                                           11,290         (2,927)        17,589
          Accrued expenses                                           (4,646)        12,912          2,258
          Income taxes                                               (5,923)           518          1,607
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                 (23,206)         9,834           (718)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property, plant, and equipment                        (4,830)        (3,540)        (7,664)
  Proceeds from sale of property, plant, and equipment                7,812          1,738          2,025
   (Increase) decrease in other assets                                2,353             83           (560)
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                   5,335         (1,719)        (6,199)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash dividends paid                                                  (914)        (1,236)        (1,544)
  Proceeds from long-term borrowings                                 30,635          2,983          6,069
  Net increase (decrease) in short-term borrowings                   (1,126)        (1,061)         3,868
  Repurchase and retirement of capital stock                         (5,000)           -              -
  Principal payments on long-term debt                              (14,120)          (921)        (1,679)
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                   9,475           (235)         6,714
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                (584)          (207)           166
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (8,980)         7,673            (37)
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                       16,200          8,527          8,564
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                          $   7,220         16,200          8,527
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures - cash paid for:
     Interest                                                     $   4,549          4,147          4,350
     Income taxes                                                     4,186          3,435          3,422
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 1997, 1996, and 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     FORWARD EXCHANGE CONTRACTS

     The Company enters into forward exchange contracts as hedges against accounts receivable and accounts payable denominated in currencies other than the currency used in preparing the financial statements. Market value gains and losses on the foreign exchange contracts are recognized and offset the foreign exchange gains or losses on the related accounts receivable and accounts payable.

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

     INTANGIBLE ASSETS

     Intangible assets are comprised of goodwill and patents. Goodwill represents excess costs of acquired companies over the fair values of their net tangible assets. All intangibles are amortized by the straight line method, with goodwill amortized over 40 years, and patents over their respective useful lives.



                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown is required.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value approximates the carrying value for all financial instruments, with the exception of long-term debt, for which the fair value is less than the carrying value by an amount which is immaterial to the consolidated financial statements.

     REVENUE RECOGNITION

     Profits on long-term equipment production and installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to expense when incurred. Research and development costs were $5.0 million, $4.9 million, and $4.0 million in fiscal 1997, 1996, and 1995, respectively.

     ADVERTISING EXPENSES

     Advertising costs are charged to expense when incurred. Advertising costs were $2.2 million, $2.3 million, and $1.8 million in fiscal 1997, 1996, and 1995, respectively.

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

     STOCK-BASED COMPENSATION

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to apply the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as discussed in note 12 to the consolidated financial statements.


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share are based on the weighted average number of shares of capital stock outstanding (3,065,549 shares in fiscal 1997 and 3,088,837 shares in fiscal 1996 and 1995). Average capital stock equivalent shares (stock options) outstanding have not been included in the computation of earnings per share because they would not have been dilutive.

     RECLASSIFICATIONS

     Certain amounts in the fiscal 1996 and fiscal 1995 financial statements, as previously reported, have been reclassified to conform to the fiscal 1997 presentation.


(2)  RECEIVABLES

     Net receivables are comprised of the following at November 30 (in thousands):



-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                               1997           1996
-------------------------------------------------------------------------------------------------------------------
     Trade                                                                                 $  67,646         74,889
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                                  5,752          4,855
     Other                                                                                     3,177          2,930
-------------------------------------------------------------------------------------------------------------------

                                                                                              76,575         82,674
     Less allowance for doubtful receivables                                                   2,937          3,241
-------------------------------------------------------------------------------------------------------------------

                                                                                           $  73,638         79,433
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     Comparative information with respect to uncompleted long-term equipment contracts at November 30 follows (in thousands):

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                               1997           1996
-------------------------------------------------------------------------------------------------------------------

     Expenditures and estimated earnings on uncompleted contracts                          $  20,619         38,812
        Less applicable billings                                                              18,553         39,468
-------------------------------------------------------------------------------------------------------------------

                                                                                           $   2,066           (656)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     Included in the accompanying balance sheets:
        Costs and estimated earnings in excess of billings on
           uncompleted contracts (included in receivables)                                 $   5,752          4,855
        Billings in excess of costs and estimated earnings on
           uncompleted contracts (included in accounts payable)                               (3,686)        (5,511)
-------------------------------------------------------------------------------------------------------------------

                                                                                              $2,066           (656)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(3)  INVENTORIES

     Inventories at November 30 are summarized as follows (in thousands):
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                              1997       1996
--------------------------------------------------------------------------------
     Finished goods and service parts                     $  32,918     41,375
     Work in process                                         43,909     39,673
     Raw material                                             1,317      3,689
--------------------------------------------------------------------------------
                                                          $  78,144     84,737
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(4)  NON-U.S. SUBSIDIARIES

     Financial information relating to non-U.S. subsidiaries is summarized as follows (in thousands):

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                 1997        1996       1995
--------------------------------------------------------------------------------
     Total assets                             $ 112,963     122,247    120,399
     Total liabilities                           77,824      79,104     78,975
--------------------------------------------------------------------------------
     Net assets                               $  35,139      43,143     41,424
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Net sales                                $ 140,726     167,324    129,769
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Earnings before income taxes (a)         $    (313)      4,465      7,083
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Net earnings (loss) (b)                  $  (1,812)      2,413      2,213
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     (a) Includes nonrecurring charges of $5.1 million in fiscal 1997 and $3.1 million in fiscal 1996.

     (b) Includes charges of $1.3 million to reduce the balance sheet carrying amounts of deferred tax assets arising in prior years.


(5)  CREDIT FACILITIES AND LONG-TERM DEBT

     Lines of credit and overdraft facilities aggregate $77.4 million at November 30, 1997, against which the Company has overdrafts and notes payable to banks of $7.6 million, bankers' acceptances of $13.5 million, $30.5 million drawn under a revolving credit facility, and letters of credit supporting export activities of $700 thousand. The remaining unused lines of credit are available to support the Company's U.S. operations ($6.0 million) and non-U.S. operations ($19.1 million).


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Consolidated long-term debt consists of the following at November 30 (in thousands):


---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                                          1997           1996
---------------------------------------------------------------------------------------------------------------
     Bankers' acceptances due in various maturities through
        January 26, 1998 under lines of credit expiring in 1998
        (6.31% to 6.44% in 1997 and 6.03% to 6.31% in 1996)                           $  13,500         27,000
     Borrowings under a revolving credit facility due in various maturities through January 30, 1998 under a line of
        credit expiring in 2002 (6.75% to 6.875% in 1997)                                30,500            -
     Senior notes maturing through 2008 (7.14%)                                          15,000         15,000
     Obligations under capital leases                                                       349            593
     Other loans, maturities at various dates through 2005,
        weighted average interest rate of 4.8% in 1997
        and 1996                                                                          2,081          2,717
---------------------------------------------------------------------------------------------------------------

                                                                                         61,430         45,310
     Less current maturities                                                                484            676
---------------------------------------------------------------------------------------------------------------

     Long-term debt, less current maturities                                          $  60,946         44,634
---------------------------------------------------------------------------------------------------------------



     As they mature, the banker's acceptances are refinanced through borrowings under the revolving credit facility and accordingly are classified as long-term debt. The aggregate maturities of long-term debt due in each of the fiscal years 1999 through 2002 are $2.0 million, $1.6 million, $2.2 million, and $45.4 million, respectively.

     On September 23, 1997, the Company entered into a $50 million unsecured five-year credit facility with a syndicate of Chicago area banks. As of November 30, 1997, the Company was not in compliance with several of the financial covenants contained in the credit facility. On March 16, 1998, the Company agreed with the bank group to collateralize the credit facility, pay amendment fees, increase the interest rate to prime plus 1/2% on existing borrowings and prime plus 1% on new borrowings, and shorten the duration of the agreement to two years, in exchange for waiving all existing defaults, amending certain terms, and increasing the total line of credit to $52.5 million to accommodate the projected cash flow needs of the Company. On March 16, 1998, the Company also agreed with the holder of its 7.14% senior notes to pay amendment fees, increase the interest rate to 7.64%, and shorten the maturity to September 30, 1999 in exchange for waiving all existing defaults and amending certain terms of the agreement.


(6)  INCOME TAXES

     The Company files a consolidated Federal income tax return which includes all U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the Company.

     No provision is made for U.S. Federal income taxes which would be payable if undistributed earnings of non-U.S. subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $30.0 million at November 30, 1997, were to be distributed, the resulting U.S. Federal income taxes would be largely offset by net operating loss carryforwards.


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Foreign tax credit carryforwards at November 30, 1997 totaled $2.6 million. Expiration of the foreign tax credit carryforwards is as follows: $870 thousand in fiscal 1998, $528 thousand in fiscal 1999, $316 thousand in fiscal 2000, and $883 thousand in 2002.

     Income tax expense (benefit) is comprised as follows (in thousands):
--------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         State
                                                                           U.S.                           and
                                                                         Federal        Non-U.S.         local          Total
-------------------------------------------------------------------------------------------------------------------------------
     Fiscal 1997:
         Current                                                       $  (2,775)           747            196         (1,832)
         Deferred                                                          8,679            680             -           9,359
-------------------------------------------------------------------------------------------------------------------------------
                                                                       $   5,904          1,427            196          7,527
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

     Fiscal 1996:
         Current                                                              98          3,670            358          4,126
         Deferred                                                         (7,412)        (1,763)            -          (9,175)
-------------------------------------------------------------------------------------------------------------------------------
                                                                      $   (7,314)         1,907            358         (5,049)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

     Fiscal 1995:
         Current                                                           1,456          2,306            310          4,072
         Deferred                                                           (434)          (861)            -          (1,295)
-------------------------------------------------------------------------------------------------------------------------------
                                                                       $   1,022          1,445            310          2,777
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

     Actual income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) as a result of the following (in thousands):

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997            1996          1995
-------------------------------------------------------------------------------------------------------------------------------

     Computed "expected" tax expense (benefit)                                       $  (11,068)        (5,493)         2,408
     Difference between U.S. and non-U.S. tax rates                                         336            182            277
     Nondeductible expenses                                                                 206            326            381
     State and local income taxes, net of
         Federal income tax benefit                                                         130            236            205
     Research tax credit                                                                      -            (94)          (267)
     Change in the valuation allowance for deferred tax assets                           17,127         (1,021)         1,038
     Benefit not recorded for non-U.S. net operating loss                                     -              -           (114)
     Foreign tax credits less than (in excess of) U.S. taxes
         on dividends from foreign subsidiaries                                             833          1,150         (1,209)
     Restructuring costs                                                                      -           (639)             -
     Other                                                                                  (37)           304             58
-------------------------------------------------------------------------------------------------------------------------------

     Provision for income taxes                                                       $   7,527         (5,049)         2,777
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1997 and 1996 are presented below (in thousands):

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                 1997    1996
--------------------------------------------------------------------------------
     Deferred tax assets attributable to:
         Deferred compensation                               $   2,280   2,458
         Inventories                                             1,482   1,117
         Allowance for doubtful receivables                        499     450
         Foreign tax credit carryforwards                        2,597   1,714
         Accrued expenses                                          990   1,499
         Net operating loss carryforwards                       12,197   5,379
         Nonrecurring charges                                    2,337   3,146
         Other                                                     213     294
--------------------------------------------------------------------------------
     Total gross deferred tax assets                            22,595  16,057
         Less valuation allowance                               18,013     886
--------------------------------------------------------------------------------
     Total deferred tax assets                                   4,582  15,171
--------------------------------------------------------------------------------
     Deferred tax liabilities attributable to:
         Plant and equipment, principally due to
           differences in depreciation                           1,725   2,199
         Long-term contracts                                        39     515
         Other                                                     241     252
--------------------------------------------------------------------------------
     Total gross deferred liabilities                            2,005   2,966
--------------------------------------------------------------------------------
     Net deferred tax assets                                 $   2,577  12,205
--------------------------------------------------------------------------------


     The net change in the total valuation allowance for the fiscal years ended 1997, 1996, and 1995 was an increase of $17.1 million, a decrease of $1.0 million, and an increase of $1.0 million, respectively. The valuation allowance for deferred tax assets as of November 30, 1994 was $0.9 million. The fiscal 1997 change in the valuation allowance included a charge of $10.0 million to reduce the carrying amounts of deferred tax assets initially recorded in prior years. The increased allowance is required because the Company no longer has adequate assurance that the deferred tax assets will be realized in future periods.

     At November 30, 1997, the Company has net operating loss carryforwards of $35.9 million which primarily expire in 2011 and 2012.

     The Internal Revenue Service has completed its examination of the Company's Federal income tax returns through November 30, 1989.


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(7)  EMPLOYEE BENEFITS

     Through November 30, 1997, the Company maintained a defined contribution profit sharing plan. The Company contributed to the plan the lesser of 15% of the participants' compensation, 18% of the Company's adjusted net income as defined in the plan, or six times the total of the participants' contributions made for the year. Effective as of December 1, 1997, the Company is no longer required to make contributions to the profit sharing plan, but will make contributions to match certain employee contributions to the Company's 401(k) plan. Additionally, the Company maintains deferred compensation plans for certain officers and key employees. The deferred compensation plan benefits are determined by a formula which considers the employee's average salary and years of service with the Company. The total expense relating to these plans was $1.2 million in 1997, $1.6 million in fiscal 1996, and $1.0 million in fiscal 1995.


(8)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of quarterly financial data for the years ended November 30, 1997 and 1996 follows (in thousands, except per share data):



-------------------------------------------------------------------------------------------------------
                                                                 QUARTER ENDED
                                             ----------------------------------------------------------
     Fiscal 1997                             February 28        May 31        August 31     November 30
-------------------------------------------------------------------------------------------------------
     Net sales                                $  64,591         52,967         67,506         51,934
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
     Gross profit                             $  18,623         15,805         19,684          4,466
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
     Net earnings (loss)                      $     142         (1,882)        (1,323)       (37,017)

     Net earnings (loss) per share            $     .05           (.61)          (.43)        (12.08)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                                 QUARTER ENDED
                                             ----------------------------------------------------------
     Fiscal 1996                             February 29        May 31        August 31     November 30
-------------------------------------------------------------------------------------------------------
     Net sales                                $  65,429         62,877         71,535         96,845
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
     Gross profit                             $  21,146         20,790         23,828         14,905
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
     Net earnings (loss)                      $   1,118           (291)           806        (12,741)

     Net earnings (loss) per share            $     .36           (.09)           .26          (4.13)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


(9)  OPERATING LEASES

     The Company occupies certain offices and uses certain equipment under operating lease arrangements. Rent expense under such arrangements was $3.4 million, $2.9 million, and $2.8 million in fiscal years 1997, 1996, and 1995, respectively.


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1997 are $2.4 million, $1.7 million, $1.1 million, $454 thousand, and $274 thousand in 1998 through 2002, respectively.

     It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1997.


(10) CONTINGENCIES

     In January 1998, the Company notified the developer and landlord of its planned future headquarters site in Vernon Hills, Illinois that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. While groundbreaking for the new site has not occurred, it is anticipated that the Company will incur lease termination costs. The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable resolution of this matter.

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

(11) REPURCHASE AND RETIREMENT OF CAPITAL STOCK

     In September 1997, the Company repurchased 125,000 shares of its capital stock from the profit sharing plan, at the price of $40.00 per share, or $5.0 million, and retired the shares.


(12) STOCK OPTION PLAN

     During fiscal 1996, the Company established a stock option plan. The plan provides for the granting of stock options to key employees and Directors to purchase a maximum of 300,000 shares of the Company's capital stock. All options are granted at the fair market value at the date of grant and generally vest at the rate of 25% per year. Outstanding options become fully vested upon a change in control as defined in the plan agreement. The maximum option term is 10 years.


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Changes in options outstanding are summarized as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                OPTIONS OUTSTANDING
                                      ------------------------------------------
                                                   Range of     Weighted-average
                                      Options   exercise prices  exercise prices
--------------------------------------------------------------------------------
     Balance, November 30, 1995          -        $   -               $   -
     Granted                           93,500       23.375              23.375
     Balance, November 30, 1996        93,500       23.375              23.375
     Granted                           32,550       40.375-43.00        42.52
     Forfeited                         (4,000)      23.375              23.375
     Balance, November 30, 1997       122,050       23.375-43.00        28.47
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Of the options outstanding at November 30, 1997, options on 57.625 shares were exercisable at a price of $23.38 per share; none of the options outstanding at November 30, 1996 were exercisable. At November 30, 1997, there were 177,950 shares available for future grants.

     Using the Black-Scholes model and the following assumptions, the estimated fair value of the options granted in fiscal 1997 and 1996 were $13.57 and $6.87, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                             1997       1996
--------------------------------------------------------------------------------
     Risk-free interest rate                                  6.2%       6.5
     Expected dividend yield                                  0.9        1.7
     Expected volatility                                     25.25      25.25
     Estimated lives of options (in years)                    5.0        5.0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. Had compensation expense for the Company's stock option activity been calculated under the provisions of SFAS No. 123, the Company's net loss for fiscal year 1997 would have increased by $782 thousand ($0.26 per share). During the phase-in period of SFAS No. 123, the estimation of compensation costs reflects only a partial vesting of options. In future years, the estimated pro forma compensation costs may be higher depending upon, among other factors, the number of options granted.


(13) STOCKHOLDER RIGHTS PLAN

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


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     If a person or group of associated or affiliated persons becomes the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, the Company is the surviving corporation in a merger and the Capital Stock remains outstanding, an acquiring person engages in certain self-dealing transactions, or the Board of Directors declares any person to be an "Adverse Person" subject to certain adjustments and other conditions, each Right not owned or transferred by the acquiring person or Adverse Person will entitle the holder to purchase one share of Capital Stock of the Company at a purchase price of 20% of its then-market value. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, subject to certain adjustments and other conditions, each Right will entitle the holder to purchase capital stock of the acquiring company having a market value of $200 for a purchase price of $100.

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


(14) FORWARD EXCHANGE CONTRACTS

     The Company operates internationally, with manufacturing and distribution facilities in various locations around the world. The Company's approach to reduce the effects of fluctuations in foreign currency exchange rates includes foreign currency hedging activities. The Company does not use derivative financial instruments for trading or speculative purposes. As of November 30, 1997, the Company had forward exchange contracts maturing in fiscal 1998 to sell $1.6 million U.S. dollars, and to purchase
     $1.4 million of foreign currency, primarily French francs, at contracted forward rates.


(15) GAINS ON SALES OF REAL ESTATE

     During each of the last three fiscal years, the Company has sold real estate. The $2.9 million gain on the sale of the Franklin Park facility in fiscal 1997 is recorded in "restructuring costs" as described in note 16. Gains of $289 thousand in fiscal 1996 and $258 thousand in fiscal 1995 are included in "other income."


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(16) NONRECURRING CHARGES

     During fiscal 1997, the Company continued a strategic restructuring of its operations and product lines and relocated its primary domestic manufacturing facilities from Franklin Park, Illinois to Longmont, Colorado. The Company has reduced the number of products that it offers for sale, and has reduced the number of manufacturing and administrative employment positions. Total nonrecurring charges of $21.1 million were recorded in fiscal 1997, including costs recorded as follows (in thousands):

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Cost of goods sold                                             $   8,667
     Selling, general, and administrative expenses                      2,802
     Restructuring costs                                                9,612
--------------------------------------------------------------------------------
                                                                       21,081
     Income tax benefits                                                1,269
--------------------------------------------------------------------------------
                                                                    $  19,812
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Nonrecurring charges in cost of goods sold include a $2.3 million loss on rationalized inventory sold at auction, $1.6 million of noninventoriable manufacturing variances incurred at the Longmont facility, and cost overruns of $4.8 million on certain long-term contracts. Nonrecurring charges in selling, general, and administrative expenses include settlements of litigation, product performance disputes, and workers' compensation claims. Restructuring costs are comprised of the following components: (a) $1.9 million resulting from the closing of the Franklin Park facility, which is net of a $2.9 million gain on the sale of the building; (b) $1.7 million in manufacturing startup costs at the Longmont facility; (c) $4.6 million resulting from workforce reductions primarily outside the U.S., the loss on the sale of the Infratherm product line, liquidation of operations in Italy and the impairment of the Company's Belgian operations; and, (d) $1.4 million of professional service fees and other costs. At November 30, 1997, accrued nonrecurring charges were $4.3 million, substantially all of which will result in cash outflows in fiscal 1998.

     During fiscal 1996, the Company incurred nonrecurring charges of $18.9 million as a result of the restructuring of its operations and product lines. The nonrecurring charges included the following costs (thousands):


--------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                     (Continued)

BINKS SAMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Included in cost of goods sold is a nonrecurring charge of $7.1 million resulting from the writedown of inventories related to products that have been eliminated. Included in selling, general, and administrative expenses is a nonrecurring charge of $2.8 million relating to the resolution of disputes pertaining to the performance of products sold in prior years.
     The principal components of restructuring costs of $9 million are (a) employee separation costs of $5.4 million resulting from the reduction of 567 positions in the U.S., Mexico, Canada, England, Belgium, France, and Italy; (b) writeoffs of $3.3 million relating to specific manufacturing assets, the investment in Binks de Mexico, and disposition of the corporate jet; and (c) other costs of $300 thousand. At November 30, 1996, accrued nonrecurring charges were $7.1 million, substantially all of which resulted in cash outflows in fiscal 1997.


(17) SEGMENT AND GEOGRAPHIC INFORMATION

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



----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                               1997            1996            1995
----------------------------------------------------------------------------------------------------
     Sales to unaffiliated customers (includes exports):
          Americas                                         $   102,836        139,721        147,961
          Europe                                               113,376        139,832        105,174
          Pacific Rim                                           20,786         17,133         12,868
     Interarea transfers from:
          Americas                                               5,557          6,871          5,357
          Europe                                                21,019         22,980         23,221
          Eliminations                                         (26,576)       (29,851)       (28,578)
----------------------------------------------------------------------------------------------------
     Total                                                 $   236,998        296,686        266,003
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
     Operating income (loss):
          Americas                                             (28,500)       (17,165)         6,695
          Europe                                                (1,296)         5,142          3,321
          Pacific Rim                                              174            538            530
----------------------------------------------------------------------------------------------------
     Total                                                     (29,622)       (11,485)        10,546
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
     Identifiable assets at November 30:
          Americas                                              87,252        117,293        128,882
          Europe                                                96,869         99,384         90,213
          Pacific Rim                                            7,613         13,552         12,006
----------------------------------------------------------------------------------------------------
     Total                                                 $   191,734        230,229        231,101
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

                                   EXHIBIT INDEX

                              BINKS SAMES CORPORATION

               Form 10-K for the fiscal year ended November 30, 1997


EXHIBIT NO.    DESCRIPTION
-----------    -----------
3.1            Restated Certificate of Incorporation.(1)

3.2            Amendment to Restated Certificate of Incorporation.(2)

3.2            Amended and Restated By-laws, as of December 11, 1996.(3)

4.3            Amended and Restated Rights Agreement, dated as of February 2,
               1990 and amended and restated as of January 21, 1991, between the Company and Harris Trust and Savings Bank, as successor rights agent.(4)

10.1(a)(*)     Form of Executive Retirement Income Contracts between the Company and Doran J. Unschuld and W. Kent Anderson.(5)

10.1(b)(*)     Form of Amendment to Executive Retirement Income Contract for
               Doran J. Unschuld.(1)

10.2(*)        Form of Employment Security Agreement between the Company and
               Doran J. Unschuld and Jeffrey W. Lemajeur.(1)

10.3(*) Forms of Employment Security Agreements between the Company and certain key employees.(1)

10.4(*) Form of Insurance Maintenance Agreement between the Company and each of its directors and officers.(1)





10.5(*)        Binks Sames Corporation Amended and Restated 1996 Stock Option
               Plan.(6)

10.6 Amended and Restated Credit Agreement dated March 16, 1998 by and among the Company, the Lenders named therein and The First
               National Bank of Chicago, as agent.(7)

10.7 Note Purchase Agreement, dated as of November 30, 1993, among the Company and the Purchasers named therein.(8)

10.8 Waiver and Second Amendment to Note Purchase Agreement, dated as of March 16, 1998, among the Company and the Purchasers named therein.(7)

21.1           List of subsidiaries.(1)

23.1           Consent of KPMG Peat Marwick LLP.(7)

23.2           Consent of Crowe, Chizek and Company LLP.(7)

27.1           Financial Data Schedule.(7)


------------------------

         (*) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to
               Item 14(c) of Form 10-K.

         (1)   Filed under corresponding exhibit number to the Company's Form
               10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

         (2) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

         (3)   Filed under corresponding exhibit number to the Company's Form
               10-K for its fiscal year ended November 30, 1996 and incorporated herein by reference.

         (4)   Filed under corresponding exhibit number to the Company's
               Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

         (5)   Filed under corresponding exhibit number to the Company's Form
               10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference.

         (6) Filed under corresponding exhibit number to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

         (7)   Filed herewith.

         (8) Filed as Exhibit 4.2 to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.
