Form 10-K/A
period 1997-11-30
BINKS SAMES CORP
filed 1998-03-27
CIK 12180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                 --------------------


                                      FORM 10-K/A
                                    AMENDMENT NO. 1
                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended November 30, 1997


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

ITEM 2.   PROPERTIES

     The Company closed its manufacturing plant in Franklin Park, Illinois in February, 1997, and sold the facility, subject to a leaseback of 60,000 square feet of office space, in October, 1997. The Company has shifted production conducted at this facility to its approximately 100,000 square foot leased plant in Longmont, Colorado. The Company leases the Franklin Park office space for its corporate headquarters and Chicago branch office functions. The Company has canceled its plans to relocate its offices to leased facilities in the Chicago area.

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

     STEPHEN R. MATHERS, age 48, has been an officer of the Company since June, 1996. Mr. Mathers has been employed by the Company since 1974 and is presently Vice President - Corporate Development. Mr. Mathers has been President and CEO of Sames Electrostatic, Inc., a subsidiary of the Company, since 1990 and is currently serving as President of Binks Sames, S.A., a French subsidiary of the Company.

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

     TODD A. VAUGHAN, age 39, has been an officer of the Company since April, 1997. Mr. Vaughan has been employed by the Company since 1992 and is presently Vice President - Global Automotive.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

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


Signature                     Title                              Date
---------                     -----                              ----
/s/ Doran J. Unschuld         President, Chief Executive         March 26, 1998
---------------------------   Officer and Director
Doran J. Unschuld
(Principal Executive Officer)

/s/ Jeffrey W. Lemajeur       Vice President of Finance and      March 26, 1998
---------------------------   Chief Financial Officer
Jeffrey W. Lemajeur
(Principal Financial and
Accounting Officer)

/s/ Terence P. Roche          Executive Vice President,          March 26, 1998
---------------------------   Assistant Secretary, Assistant
Terence P. Roche              Treasurer and Director

/s/ William W. Roche          Director                           March 26, 1998
---------------------------
William W. Roche

/s/ Dr. Donald G. Meyer       Director                           March 26, 1998
---------------------------
Dr. Donald G. Meyer

/s/ Clifford J. Vaughan       Director                           March 26, 1998
---------------------------
Clifford J. Vaughan

/s/ Dr. Wayne F. Edwards      Director                           March 26, 1998
---------------------------
Dr. Wayne F. Edwards


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
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Current liabilities:
 Bank overdrafts and notes payable to banks                                          8,144          8,708
  Current maturities of long-term debt                                                 484            676
  Accounts payable                                                                  58,249         52,987
  Accrued expenses:
    Payrolls, commissions, etc.                                                      8,073          8,989
    Taxes, other than income taxes                                                     942          1,919
    Other                                                                           14,280         17,371
  Income taxes payable                                                                -             2,794
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                           90,172         93,444

Deferred compensation                                                                7,313          9,564
Deferred income taxes                                                                  452            540
Long-term debt, less current maturities                                             60,946         44,634
------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  158,883        148,182
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Capital stock, $1 par value.  Authorized 12,000,000 shares; issued and
    outstanding 2,963,837 shares in 1997 and 3,088,837 shares in 1996                2,964          3,089
  Additional paid-in capital                                                        19,629         24,504
  Retained earnings                                                                 13,333         54,327
  Foreign currency translation adjustments                                          (3,075)           127
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                          32,851         82,047
------------------------------------------------------------------------------------------------------------

                                                                                $  191,734        230,229
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

10.7 Note Purchase Agreement, dated as of November 30, 1993, among the Company and the Purchasers named therein.(8)

10.8 Waiver and Second Amendment to Note Purchase Agreement, dated as of March 16, 1998, among the Company and the Purchasers named therein.(7)

21.1           List of subsidiaries.(1)

23.1           Consent of KPMG Peat Marwick LLP.(9)

23.2           Consent of Crowe, Chizek and Company LLP.(9)

27.1           Financial Data Schedule.(7)

------------------------

         (*) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

         (7) Filed under corresponding exhibit number to the Company's Form 10-K for the year ended November 30, 1997 as originally filed.

         (8) Filed as Exhibit 4.2 to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

         (9)   Filed herewith.