Form 10-Q
period 1998-02-28
BINKS SAMES CORP
filed 1998-04-14
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.
                                  20549

                             -----------------
                                FORM 10-Q
(Mark One)


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1998


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to ________

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
                           Yes    X      No
                              -------      -------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

            Class                                  Outstanding February 28, 1998
----------------------------                       -----------------------------
   Common, par value $1.00                                   2,963,837

PART I - FINANCIAL INFORMATION

  SUMMARIZED FINANCIAL STATEMENTS

  Company or group of companies
  for which report is filed:

             Binks Sames Corporation and Consolidated Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

              FEBRUARY 28, 1998 (UNAUDITED) AND NOVEMBER 30, 1997


                                           Feb 28        Nov 30
                                            1998          1997
                                          -------        -------
                                              ($000 omitted)
ASSETS

Current assets:
  Cash and cash equivalents               $   3,258        7,220
  Receivables, net                           64,856       73,638
  Inventories                                72,424       78,144
  Other current assets                        7,423        7,070
                                          ---------      -------
Total current assets                        147,961      166,072

Other noncurrent assets                       6,038        5,661

Property, plant and equipment, at cost       42,302       42,656
  Less accumulated depreciation              23,146       22,655
                                          ---------      -------
Net property, plant and equipment            19,156       20,001
                                          ---------      -------

TOTAL ASSETS                              $ 173,155      191,734
                                          ---------      -------
                                          ---------      -------

             Binks Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

              FEBRUARY 28, 1998 (UNAUDITED) AND NOVEMBER 30, 1997

                                                Feb 28         Nov 30
                                                 1998           1997
                                                -------        -------
                                                  ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank overdrafts
    and current maturities of long-term debt    $  10,858        8,628
  Accounts payable                                 42,304       58,249
  Other current liabilities                        19,997       23,295
                                                ---------      -------
Total current liabilities                          73,159       90,172

Deferred compensation                               7,309        7,313

Deferred income taxes                                 453          452

Long-term debt, less current maturities            63,842       60,946
                                                ---------      -------

Total liabilities                                 144,763      158,883
                                                ---------      -------

Stockholders' equity:
  Capital stock, $l.00 par value.  Authorized
  12,000,000 shares; issued 2,963,837 shares        2,964        2,964
  Additional paid-in capital                       19,629       19,629
  Retained earnings                                 9,674       13,333
  Foreign currency translation adjustments         (3,875)      (3,075)
                                                ---------      -------

Total stockholders' equity                         28,392       32,851
                                                ---------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 173,155      191,734
                                                ---------      -------
                                                ---------      -------

             Binks Sames Corporation and Consolidated Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                              (Unaudited)

                                                     For the three
                                                     months ended
                                                ------------------------
                                                Feb 28            Feb 28
                                                 1998              1997
                                                -------          -------
                                                  ($000 omitted)
Net sales                                       $    59,864         64,591
Cost of goods sold                                   44,967         45,968
                                                -----------      ---------

    Gross profit                                     14,897         18,623

Selling, general and administrative expenses         17,134         17,522
                                                -----------      ---------

    Operating income (loss)                          (2,237)         1,101
                                                -----------      ---------

Other expense (income):
    Interest expense                                  1,615          1,074
    Other expense (income), net                         (89)          (130)
                                                -----------      ---------

                                                      1,526            944

    Earnings (loss) before income taxes              (3,763)           157

Income tax expense (benefit)                           (104)            15
                                                -----------      ---------

Net earnings (loss)                             $    (3,659)           142
                                                -----------      ---------
                                                -----------      ---------

Basic and diluted earnings (loss) per share     $     (1.23)           .05
                                                -----------      ---------
                                                -----------      ---------

Average diluted shares outstanding                2,963,837      3,121,627
                                                -----------      ---------
                                                -----------      ---------

Cash dividends declared per share               $         -              -
                                                -----------      ---------
                                                -----------      ---------

             Binks Sames Corporation and Consolidated Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

          Three months ended February 28, 1998 and February 28, 1997
                               (Unaudited)

                                                         1998         1997
                                                      ---------     -------
                                                         ($000 omitted)
Cash flows from operating activities:
  Net earnings (loss)                                 $  (3,659)        142
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                            861       1,052
   Deferred compensation, net of payments                    12         (17)
   Deferred income taxes                                   (278)       (294)
   Other, net                                                64          56
   Cash provided by (used in) changes in:
     Receivables                                          7,061      (2,150)
     Inventories                                          4,950       8,087
     Other current assets                                  (456)     (1,350)
     Accounts payable                                   (15,099)     (9,030)
     Accrued expenses                                    (2,410)     (6,333)
     Income taxes                                           102          54
                                                      ---------     -------
Net cash provided by (used in) operating activities      (8,852)     (9,783)
                                                      ---------     -------

Cash flows from investing activities:
  Purchase of property, plant and equipment                (238)       (719)
  Proceeds from sale of equipment                             8          29
  Other investments and assets                             (166)         67
                                                      ---------     -------
Net cash provided by (used in) investing activities        (396)       (623)
                                                      ---------     -------

Cash flows from financing activities:
  Proceeds from long-term borrowings                      3,024       1,035
  Net increase (decrease) in short-term borrowings        2,405       1,971
  Principal payments on long-term debt                      (40)       (140)
                                                      ---------     -------
Net cash provided by (used in) financing activities       5,389       2,866
                                                      ---------     -------

Effect of exchange rate changes on cash                    (103)       (217)
                                                      ---------     -------

Net increase (decrease) in cash and cash equivalents     (3,962)     (7,757)

Cash and cash equivalents at beginning of period          7,220      16,200
                                                      ---------     -------

Cash and cash equivalents at end of period            $   3,258       8,443
                                                      ---------     -------
                                                      ---------     -------

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FEBRUARY 28, 1998 (UNAUDITED) AND NOVEMBER 30, 1997


NOTE 1
The accompanying financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K/A for the year ended November 30, 1997.

NOTE 2
As a result of successive years of losses in fiscal 1996 and fiscal 1997, and the related impact on the Company's financial condition, the Board of Directors has determined to seek a sale of the Company. The Company has retained financial and other advisors to identify potential purchasers.

NOTE 3
On February 13, 1998, John J. Schornack, 67, resigned and retired as Chairman of the Board of Directors of the Company. Dr. Donald G. Meyer, 63, a director of the Company since 1996, and previously a director of the Company from 1990 to 1995, was elected Chairman of the Board to succeed Mr. Schornack. Doran J. Unschuld, 74, the Company's President and Chief Executive Officer since 1996, and an employee of the Company since 1952, has announced that he will retire as President and Chief Executive Officer at the Company's annual meeting in April 1998. Dr. Meyer will assume the position and responsibilities of President and Chief Executive Officer upon the retirement of Mr. Unschuld.

NOTE 4
In January 1998, the Company notified the developer and landlord of its planned future headquarters site in Vernon Hills, Illinois that the Company wanted to terminate the project. The Company had previously entered into a 20 year lease agreement for the Vernon Hills site. On March 20, 1998, the landlord filed suit against the Company claiming that the Company is in default of its obligations under the lease. While groundbreaking for the new site never occurred, it is anticipated that the Company will incur lease termination costs. The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable resolution of this matter.

The Company is the defendant in a lawsuit filed by former financial advisors seeking approximately $900 thousand under terms of a contract. Management believes that all required payments have been made and no further amounts have been provided for.

The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company. For information relating to other legal matters involving the Company, reference is made to Item 3 "Legal Proceedings" in the Company's form 10-K/A for the year ended November 30, 1997.

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

In fiscal 1997, the Company recorded a net loss of $40.1 million, which followed a net loss of $11.1 million in fiscal 1996. The Company's net losses included special charges of $21.1 million in 1997 and $18.9 million in 1996 due to impairment and restructuring charges, inventory writedowns and warranty and dispute resolution costs. The fiscal 1997 net loss also included a charge of $10 million to reduce the balance sheet carrying amounts of deferred tax assets initially recorded in prior years. As a result of the successive years of losses and the related impact on the Company's financial condition, the Board of Directors has determined to seek a sale of the Company. The Company has retained financial and other advisors to identify potential purchasers.

On February 13, 1998, John J. Schornack, 67, resigned and retired as Chairman of the Board of Directors of the Company. Dr. Donald G. Meyer, 63, a director of the Company since 1996, and previously a director of the Company from 1990 to 1995, was elected Chairman of the Board to succeed Mr. Schornack. Doran J. Unschuld, 74, the Company's President and Chief Executive Officer since 1996, and an employee of the Company since 1952, has announced that he will retire as President and Chief Executive Officer at the Company's annual meeting in April, 1998. Dr. Meyer will assume the position and responsibilities of President and Chief Executive Officer upon the retirement of Mr. Unschuld.

RESULTS OF OPERATIONS
The Company had net sales of $59.9 million in first quarter fiscal 1998, a decrease of $4.7 million, or 7%, from the $64.6 million reported for first quarter fiscal 1997. The majority of the sales decline occurred in the Americas where sales declined 12% compared to the prior year. This decline was largely attributable to continuing logistical issues associated with restructuring North American manufacturing operations during fiscal 1997. However, there has been significant recent improvement in order delivery and order backlog on a total Company basis has declined by just under $9 million since November 30, 1997. Sales in European and Pacific Rim markets increased by 1% compared to first quarter fiscal 1997 and would have grown by 9% if prevailing first quarter fiscal 1997 currency exchange rates had remained in effect during first quarter fiscal 1998.

Gross profit declined $3.7 million in first quarter fiscal 1998 compared to first quarter fiscal 1997. The gross profit margin was 24.9% in first quarter fiscal 1998 as compared to 28.8% for the same period last year. This decline was primarily due to the cost impact of increased lower margin automotive systems sales in Europe. Gross profit in the Americas increased to 26.7% in first quarter fiscal 1998 from 22.9% during the same period last year.

Selling, general, and administrative expenses decreased $387 thousand (2%) as compared to first quarter fiscal 1997 reflecting cost reductions resulting from the restructuring of worldwide operations.

Interest expense increased by $541 thousand (50%), due to higher average borrowing levels combined with higher effective interest rates.

Other income, which decreased $41 thousand, includes interest income, exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. The majority of this decrease was in European and Pacific Rim markets.

Income tax benefit was $104 thousand on a pretax loss of $3.7 million in first quarter fiscal 1998, compared to income tax expense of $15 thousand on a pretax profit of $157 thousand in first quarter fiscal 1997.

As a result of all of the factors above, the Company recorded a net loss of $3.7 million ($1.23 per share) in first quarter fiscal 1998 as compared to a net profit of $142 thousand ($.05 per share) in first quarter fiscal 1997.

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES
Revenue generated from operations is the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $21.8 million at February 28, 1998.

The Company's cash balances decreased $3.9 million during the quarter ended February 28, 1998, largely due to cash outflows of $8.8 million used in operating activities. In addition to the net loss from operations, operational cash outlays for reductions of accounts payable and other current liabilities were $17.5 million, which were partially offset by reductions of receivables and inventories of $12 million. The Company used $396 thousand in investing activities in first quarter 1998, primarily for the purchase of capital equipment. Financing activities provided $5.4 million to the Company during first quarter fiscal 1998 which was primarily used to lower accounts payable and accrued liabilities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 See Note 4 to Consolidated Financial Statements for the period ended February 28, 1998
                    (Unaudited) contained herein.

Items 2 through 5   Not applicable

Item 6 (a) Exhibit 10.9 Form of bonus agreements with certain executive officers and key employees

                    (b) On February 17, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release regarding the Company's intention to pursue a sale of the Company and certain management changes.

                    On March 23, 1998, the Company filed a Current Report on Form 8-K reporting the Company's fiscal 1997 year end results and arrangements made with the Company's bank group.

                    On March 26, 1998, the Company filed a Current Report on Form 8-K reporting certain management changes.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Binks Sames Corporation

/s/ Jeffrey W. Lemajeur
--------------------------------
Jeffrey W. Lemajeur, Treasurer/
Chief Financial Officer


/s/ Doran J. Unschuld
--------------------------------
Doran J. Unschuld, President/
Chief Executive Officer


Date  April 14, 1998
      --------------