Form 10-Q
period 1998-05-31
BINKS SAMES CORP
filed 1998-07-15
CIK 12180

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                             ------------------------------


                                      FORM 10-Q
      (Mark One)



       --------  Quarterly Report Pursuant to Section 13 or 15(d) of the
           X     Securities Exchange Act of 1934
       --------  For the quarterly period ended May 31, 1998


       -------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       --------  For the Transition Period From _____ to ______


                            Commission file number 1-1416

                               BINKS SAMES CORPORATION
                (Exact name of registrant as specified in its charter)


             DELAWARE                                     36-0808480
          --------------                                ---------------
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

                   Yes     X                   No
                        --------                     ----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

            Class                             Outstanding May 31, 1998
     ---------------------                ---------------------------------

    Common, par value $1.00                          2,963,837

PART I - FINANCIAL INFORMATION

     SUMMARIZED FINANCIAL STATEMENTS

     Company or group of companies
     for which report is filed:

              Binks Sames Corporation and Consolidated Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                MAY 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997



                                               May 31              Nov 30
                                                1998                1997
                                              --------            ---------
                                                    ($000 omitted)
ASSETS

Current assets:
    Cash and cash equivalents               $  2,947                7,220
    Receivables, net                          60,954               73,638
    Inventories                               72,104               78,144
    Other current assets                       7,952                7,070
                                            --------             --------
Total current assets                         143,957              166,072

Other noncurrent assets                        6,059                5,661

Property, plant and equipment, at cost        41,504               42,656
    Less accumulated depreciation             23,114               22,655
                                            --------             --------
Net property, plant and equipment             18,390               20,001
                                            --------             --------

TOTAL ASSETS                                $168,406              191,734
                                            --------             --------
                                            --------             --------


              Binks Sames Corporation and Consolidated Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                MAY 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997



                                               May 31              Nov 30
                                                1998                1997
                                              --------           ---------
                                                    ($000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, bank overdrafts
      and current maturities
      of long-term debt                     $ 12,788                8,628
    Accounts payable                          35,846               58,249
    Other current liabilities                 27,186               23,295
                                            --------             --------
Total current liabilities                     75,820               90,172

Deferred compensation                          7,288                7,313

Deferred income taxes                            269                  452

Long-term debt, less current maturities       65,908               60,946
                                            --------             --------

Total liabilities                            149,285              158,883
                                            --------             --------

Stockholders' equity:
    Capital stock, $l.00 par value.
    Authorized 12,000,000 shares;
    issued 2,963,837 shares                    2,964                2,964
    Additional paid-in capital                19,629               19,629
    Retained earnings                            745               13,333
    Foreign currency translation
      adjustments                             (4,217)              (3,075)
                                            --------             --------

Total stockholders' equity                    19,121               32,851
                                            --------             --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $168,406              191,734
                                            --------             --------
                                            --------             --------

              Binks Sames Corporation and Consolidated Subsidiaries

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                                      (Unaudited)



                                                             For the three                             For the six
                                                              months ended                             months ended
                                                     -------------------------------------------------------------------------
                                                      May 31                May 31                May 31            May 31
                                                       1998                  1997                  1998              1997
                                                     --------              --------              --------          --------
                                                            ($000 omitted)                             ($000 omitted)
Net sales                                          $   52,218                52,967               112,082           117,558
Cost of goods sold                                     35,482                37,162                80,449            83,130
                                                    ---------             ---------             ---------         ---------

    Gross profit                                       16,736                15,805                31,633            34,428

Selling, general and administrative expenses           29,892                17,718                47,026            35,240
                                                     --------              --------              --------          --------

    Operating loss                                    (13,156)               (1,913)              (15,393)             (812)
                                                     --------              --------              --------          --------

Other expense (income):
    Interest expense                                    1,927                 1,189                 3,542             2,263
    Other expense (income), net                        (1,013)                 (388)               (1,101)             (518)
                                                     --------              --------              --------          --------
                                                          914                   801                 2,441             1,745

    Loss before income taxes                          (14,070)               (2,714)              (17,834)           (2,557)

Income tax benefit                                     (5,141)                 (832)               (5,246)             (817)
                                                    ---------             ---------             ---------         ---------

Net loss                                           $   (8,929)               (1,882)              (12,588)           (1,740)
                                                    ---------             ---------             ---------         ---------
                                                    ---------             ---------             ---------         ---------

Basic and diluted loss per share                   $    (3.02)                 (.61)                (4.25)             (.56)
                                                    ---------             ---------             ---------         ---------
                                                    ---------             ---------             ---------         ---------

Average basic and diluted shares outstanding        2,963,837             3,088,837             2,963,837         3,088,837
                                                    ---------             ---------             ---------         ---------
                                                    ---------             ---------             ---------         ---------

Cash dividends declared per share                  $      .00                   .10                   .00               .10
                                                    ---------             ---------             ---------         ---------
                                                    ---------             ---------             ---------         ---------

                     Binks Sames Corporation and Consolidated Subsidiaries

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Six months ended May 31, 1998 and May 31, 1997
                                         (Unaudited)

                                                                               1998                 1997
                                                                         ----------------      ---------------
                                                                                    ($000 omitted)
Cash flows from operating activities:
  Net loss                                                               $       (12,588)              (1,740)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                   1,536                2,161
   Deferred compensation, net of payments                                             34                  115
   Deferred income taxes                                                            (198)                 (41)
   Other, net                                                                       (976)                 106
   Cash provided by (used in) changes in:
     Receivables                                                                  10,642                5,036
     Inventories                                                                   5,042                7,128
     Other current assets                                                         (1,038)              (3,101)
     Accounts payable                                                            (21,021)             (13,291)
     Accrued expenses                                                              5,251               (9,096)
     Income taxes                                                                   (924)              (1,559)
                                                                         ----------------      ---------------
Net cash used in operating activities                                            (14,240)             (14,282)
                                                                         ----------------      ---------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                         (457)              (1,111)


  Proceeds from sale of real estate and equipment                                  1,406                   62
  Other investments and assets                                                      (283)                  67
                                                                         ----------------      ---------------
Net cash provided by (used in) investing activities                                  666                 (982)
                                                                         ----------------      ---------------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                               5,082                5,642
  Dividends paid                                                                       -                 (309)
  Net increase in short-term borrowings                                            4,445                2,002
  Principal payments on long-term debt                                              (116)                (254)
                                                                         ----------------      ---------------
Net cash provided by financing activities                                          9,411                7,081
                                                                         ----------------      ---------------

Effect of exchange rate changes on cash                                             (110)                (544)
                                                                         ----------------      ---------------

Net decrease in cash and cash equivalents                                         (4,273)              (8,727)

Cash and cash equivalents at beginning of period                                   7,220               16,200
                                                                         ----------------      ---------------

Cash and cash equivalents at end of period                               $         2,947                7,473
                                                                         ----------------      ---------------
                                                                         ----------------      ---------------


                      BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997

         NOTE 1

         The accompanying consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K/A for the year ended November 30, 1997.

         NOTE 2

         In February 1998, the Board of Directors of the Company announced that it would pursue a sale of the Company in order to maximize shareholder value. The Board of Directors has determined that in addition to pursuing the sale of the Company as a whole, the Board will consider other possible strategic alternatives which may include the sale of only component parts of the Company.

         On July 1, 1998 the Company's Board of Directors created a three member Special Committee of the Board to consider offers and alternatives relating to the sale of the Company or other possible strategic alternatives involving the Company. The members of the Special Committee, the majority of which consists of outside directors, are Donald G. Meyer, Wayne F. Edwards and Clifford J. Vaughan.

         NOTE 3

         At the Company's annual meeting on April 28, 1998, Doran J. Unschuld, 74, retired as President and Chief Executive Officer of the Company. Mr. Unschuld will continue his term as a member of the Board of Directors of the Company. Dr. Donald G. Meyer, 63, Chairman of the Board of Directors of the Company since February 1998, a director of the Company since 1996, and previously a director of the Company from 1990 to 1995, has assumed the position and responsibilities of President and Chief Executive Officer.

         NOTE 4

         On March 20, 1998, a suit was filed against the Company concerning a lease related to a headquarters facility that had been planned for Vernon Hills, Illinois. The suit was brought by the developer alleging default by the Company under the lease. The Company has asserted in a counterclaim that the developer had previously repudiated the lease and has filed a third party claim against the real estate advisor that arranged the lease. The advisor has recently filed a counterclaim against the Company. The Company is unable to make a meaningful estimate of the amount or range of loss that might result from an unfavorable resolution of these matters.

         The Company has also settled litigation that was pending with former financial advisors. The settlement agreement calls for payments by the Company to such advisors of $750 thousand on July 1, 1998, which has been paid, and $75 thousand on September 4, 1998. The entire amount of the settlement is included in second quarter fiscal 1998 results as a component of selling, general and administrative expenses in the consolidated statement of operations.

         On July 10, 1998, the Company settled patent infringement actions brought in the United States by Behr Systems, Inc. and in Germany by Durr Systems GmbH, the parent of Behr Systems, Inc. The Company decided to settle the patent infringement actions because of recent technical tests, which conflicted with previous evidence and caused uncertainty regarding the issue of infringement In the settlement, the Company has agreed to a paid-up royalty of $9 million for a world-wide license for the life of all patents at issue in the actions, to be paid on the earlier of (1) five business days following the closing of the sale of the Company or any separate sale of the Company's subsidiaries Sames, S.A. and Sames Electrostatic, Inc. or (2) December 31, 1998. The Company anticipates that if the Company or a substantial component thereof is not sold by December 31, 1998, the Company would need to seek other sources of funds in order to pay the settlement. There can be no assurance that such funds will be available and, if available, on terms favorable to the Company. The entire amount of the settlement payment is included in second quarter fiscal 1998 results as a component of selling, general and administrative expenses.

                   BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       MAY 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997



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

         NOTE 5

         In the second quarter of fiscal 1998, the Company sold real estate and machinery in Belgium. The pretax and net gains on these sales amounted to approximately $1.1 million and are included in other income in the consolidated statement of operations.

         NOTE 6

         In the second quarter of fiscal 1998, the Company received Federal income tax refunds of approximately $4.2 million relating to operating losses experienced in fiscal year 1997. The second quarter fiscal 1998 earnings impact from these refunds amounted to approximately $1.4 million and is reflected as an income tax benefit in the consolidated statement of operations.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SIGNIFICANT DEVELOPMENTS

         Beginning in June 1996, the Company's Board of Directors adopted various measures as part of a comprehensive reorganization and restructuring of the Company. These measures included: (i) closing of the Company's manufacturing facility in Franklin Park, Illinois and shifting production to the Company's new Longmont, Colorado manufacturing facility; (ii) reduction of manufacturing capacity with increased outsourcing; (iii) rationalization of the Company's product line to eliminate non-profitable products; (iv) headcount reductions related primarily to manufacturing; and (v) reorganization of the Company's sales and marketing, product management, research and development, manufacturing and distribution functions along geographic and operational lines.

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

         In February 1998, the Board of Directors of the Company announced that it would pursue a sale of the Company in order to maximize shareholder value. The Board of Directors has determined that in addition to pursuing the sale of the Company as a whole, the Board will consider other possible strategic alternatives which may include the sale of only component parts of the Company.

         On July 1, 1998 the Company's Board of Directors created a three member Special Committee of the Board to consider offers and alternatives relating to the sale of the Company or other possible strategic alternatives involving the Company. The members of the Special Committee, the majority of which consists of outside directors, are Donald G. Meyer, Wayne F. Edwards and Clifford J. Vaughan.

         At the Company's annual meeting on April 28, 1998, Doran J. Unschuld, 74, retired as President and Chief Executive Officer of the Company. Mr. Unschuld will continue his term as a member of the Board of Directors of the Company. Dr. Donald G. Meyer, 63, Chairman of the Board of Directors of the Company since February 1998, a director of the Company since 1996, and previously a director of the Company from 1990 to 1995, has assumed the position and responsibilities of President and Chief Executive Officer.

                    BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         RESULTS OF OPERATIONS


         The Company had net sales of $112.1 million for six months fiscal 1998, a decrease of $5.5 million, or 5%, from the $117.6 million reported for six months fiscal 1997. In second quarter fiscal 1998, sales declined 1% to $52.2 million as compared to second quarter fiscal 1997 sales of $53 million. The majority of the six month sales decline occurred in the Americas where sales declined 11% compared to the prior year. This decline was largely attributable to product line rationalization and the resulting impact on sales during six months fiscal 1997 of products that are now discontinued. Sales in European and Pacific Rim markets increased by 9% compared to six months fiscal 1997 and would have grown by over 15% if prevailing six months fiscal 1997 currency exchange rates had remained in effect during six months fiscal 1998.

         Gross profit declined $2.8 million (8%) in six months fiscal 1998 compared to six months fiscal 1997. The gross profit margin was 28.2% for six months fiscal 1998 as compared to 29.3% for the same period last year. This decline was primarily due to the impact of increased sales of lower margin automotive systems in Europe during first quarter fiscal 1998. Gross profit margin in the Americas increased to 26.9% for six months fiscal 1998 from 24.1% during the same period last year; in second quarter fiscal 1998 gross profit margin improved to 32.1% as compared to the 29.8% attained in second quarter fiscal 1997. This improvement was primarily due to product sales mix and efficiencies realized in the Americas.

         For six months fiscal 1998, selling, general, and administrative expenses were $47 million (up 33%) as compared to $35.2 million for six months fiscal 1997. This increase was entirely attributable to $13.5 million of 1998 nonrecurring expenses which include lawsuit settlements and associated legal fees, costs related to the efforts to sell all or component parts of the Company, and costs and expenses related to the March 1998 amendments of the bank credit facility and senior notes, as described in the section, Liquidity and Capital Resources.

         Interest expense increased by $1.3 million (57%) for the six month period due to higher average borrowing levels and higher interest rates.

         Other income, which increased $582 thousand for the six month period, includes interest income, currency exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. The majority of this increase was attributable to the sale of the Company's facility in Belgium during second quarter fiscal 1998.

         Income tax benefit was $5.2 million on a pretax loss of $17.8 million in six months fiscal 1998, compared to income tax benefit of $817 thousand on a pretax loss of $2.6 million in six months fiscal 1997. The 1998 income tax benefit consists primarily of a tax benefit in France relating to a lawsuit settlement and U.S. Federal income tax refunds in excess of previously anticipated amounts relating to carrybacks of the 1997 U.S. net operating loss.

         As a result of all of the factors above, the Company recorded a net loss of $12.6 million ($4.25 per share) in six months fiscal 1998, and a net loss of $8.9 million ($3.02 per share) in second quarter fiscal 1998 as compared to a net loss of $1.7 million ($.56 per share) for six months fiscal 1997, and a net loss of $1.9 million ($.61 per share) in second quarter fiscal 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations is the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $18.2 million at May 31, 1998.

         The Company's cash balances decreased $4.3 million during the six months ended May 31, 1998, largely due to cash outflows of $14.2 million used in operating activities. In addition to the net loss from operations, operational cash outlays for reductions of accounts payable were $21 million, which were partially offset by reductions of receivables and inventories of $15.7 million and increases in other current liabilities of $5.2 million. The Company generated $666 thousand from investing activities in six months fiscal 1998. This was primarily due to the sale of the Company's facility in Belgium partially offset by purchases of capital equipment. Financing activities provided $9.4 million to the Company during six months fiscal 1998 which was primarily used to lower accounts payable and accrued liabilities.

                      BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



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

         On July 10, 1998, the Company settled patent infringement actions brought in the United States by Behr Systems, Inc. and in Germany by Durr Systems GmbH, the parent of Behr Systems, Inc. The Company decided to settle the patent infringement actions because of recent technical tests, which conflicted with previous evidence and caused uncertainty regarding the issue of infringement In the settlement, the Company has agreed to a paid-up royalty of $9 million for a world-wide license for the life of all patents at issue in the actions, to be paid on the earlier of (1) five business days following the closing of the sale of the Company or any separate sale of the Company's subsidiaries Sames, S.A. and Sames Electrostatic, Inc. or (2) December 31, 1998. The Company obtained waivers from its lenders permitting the Company to enter into a settlement agreement. The Company anticipates that if the Company or a substantial component thereof is not sold by December 31, 1998, the Company would need to seek other sources of funds in order to pay the settlement. There can be no assurance that such funds will be available and, if available, on terms favorable to the Company. The entire amount of the settlement payment is included in second quarter fiscal 1998 results as a component of selling, general and administrative expenses.

         PART II - OTHER INFORMATION


         Item 1 See Note 4 to Consolidated Financial Statements for the period ended May 31, 1998
                               (Unaudited) contained herein.

         Items 2 through 5     Not applicable

         Item 6              (a)  Exhibits.
                                - Exhibit 10.1 - Amendment and Consent No. 1
                                  dated June 30, 1998 to Amended and Restated
                                  Credit Agreement dated as of March 16, 1998.
                                - Exhibit 10.2 - Consent and Third Amendment
                                  to Note Purchase Agreement, dated as of
                                  June 30, 1998, by and between the Company and the Equitable Life Assurance Society of the United States.
                                - Exhibit 10.3 - Settlement Agreement and
                                  Mutual Releases dated as of June 11, 1998, by and among the Company, Continental Partners Group and Schiff Hardin & Waite.
                                - Exhibit 10.4 - Patent License and
                                  Settlement Agreement dated as of July 10,
                                  1998 by and among the Company, Sames, S.A., Sames Electrostatic, Inc., Behr Systems, Inc. and Durr Systems, GmbH.
                                - Exhibit 27 - Financial Data Schedule

                             (b)  Reports on Form 8-K
                              1.  On March 23, 1998, the Company filed a
                                  Current Report on Form 8-K reporting that the Company had issued a press release on March 17, 1998 regarding its financial results for the fiscal year ended November 30, 1997.
                              2.  On March 26, 1998, the Company filed a
                                  Current Report on Form 8-K reporting that the Company had issued a press release regarding the retirement of Doran J. Unschuld as President and Chief Executive Officer of the Company.
                              3.  On April 15, 1998, the Company filed a
                                  Current Report on Form 8-K reporting that the Company had issued a press release regarding its financial results for the period ended February 28, 1998.
                              4.  On July 13, 1998, the Company filed a
                                  Current Report on Form 8-K reporting that the Company had issued a press release regarding its financial results for the period ended May 31, 1998.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         BINKS SAMES CORPORATION


         /s/ Jeffrey W. Lemajeur
         --------------------------------
         Jeffrey W. Lemajeur, Treasurer/
         Chief Financial Officer


         /s/ Donald G. Meyer
         ---------------------------------
         Donald G. Meyer, President and
         Chief Executive Officer


         Date      JULY 15, 1998