Form 10-Q
period 1998-08-31
BINKS SAMES CORP
filed 1998-10-15
CIK 12180

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549


                                      FORM 10-Q
(Mark One)


    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended August 31, 1998


    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ________ to ____________

                            Commission file number 1-1416

                               BINKS SAMES CORPORATION
                               -----------------------
                (Exact name of registrant as specified in its charter)

               DELAWARE                                     36-0808480
     -------------------------------                        ----------
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
      Yes      X         No
           --------         ----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

          Class                         Outstanding August 31, 1998
      ---------------                   ---------------------------
   Common, par value $1.00                        2,964,837

PART I - FINANCIAL INFORMATION

         SUMMARIZED FINANCIAL STATEMENTS

         Company or group of companies
         for which report is filed:


                      Binks Sames Corporation and Consolidated Subsidiaries

                                  CONSOLIDATED BALANCE SHEETS

                        August 31, 1998 (Unaudited) and November 30, 1997
                        -------------------------------------------------


                                               Aug 31          Nov 30
                                                1998            1997
                                               ------          ------
                                                   ($000 omitted)
ASSETS

Current assets:
   Cash and cash equivalents                  $    868           5,610
   Receivables, net                             43,572          45,589
   Inventories                                  23,346          28,214
   Other current assets                          5,826           1,931
   Net assets of discontinued operations        63,268          62,499
                                              --------          ------
Total current assets                           136,880         143,843

Other noncurrent assets                          5,004           4,700

Property, plant and equipment, at cost          15,505          15,632
        Less accumulated depreciation            9,442           8,826
                                              --------          ------
Net property, plant and equipment                6,063           6,806
                                              --------          ------
TOTAL ASSETS                                  $147,947         155,349
                                              --------          ------
                                              --------          ------

                     Binks Sames Corporation and Consolidated Subsidiaries
                                    CONSOLIDATED BALANCE SHEETS
                        August 31, 1998 (Unaudited) and November 30, 1997


                                                        Aug 31       Nov 30
                                                         1998         1997
                                                       ---------    ---------
                                                            ($000 omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, bank overdrafts
      and current maturities of long-term debt          $   4,865          669
   Accounts payable                                        28,186       36,228
   Other current liabilities                               20,050       15,904
   Debt to be repaid with proceeds
      from sale of business                                66,469       59,000
                                                        ---------       -------
Total current liabilities                                 119,570      111,801

Deferred compensation                                       7,082        7,244

Deferred income taxes                                           -          453

Long-term debt, less current maturities                     1,354        1,306
                                                        ---------       -------

Total liabilities                                         128,006      120,804
                                                        ---------       -------

Stockholders' equity:
   Capital stock, $l.00 par value.  Authorized
      12,000,000 shares; issued 2,964,837 shares at
      August 31, 1998 and 2,963,837 at November 30, 1997    2,965        2,964
   Additional paid-in capital                              19,652       19,629
   Retained earnings (deficit)                               (486)      13,333
   Foreign currency translation adjustments                (2,190)      (1,381)
                                                        ---------      -------
Total stockholders' equity                                 19,941        34,545
                                                        ---------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 147,947       155,349
                                                        ---------       -------
                                                        ---------       -------

              Binks Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              Nine months ended August 31, 1998 and August 31, 1997
              -----------------------------------------------------
                                   (Unaudited)

                                               For the three               For the nine
                                                months ended               months ended
                                               -------------               -------------
                                           Aug 31         Aug 31        Aug 31       Aug 31
                                            1998           1997          1998         1997
                                           ------         -------       -------
------------------------------------------------------------------------------------------------------------------------------
                                               ($000 omitted)              ($000 omitted)
Net sales                                $ 26,561         29,112         87,494        80,386
Cost of goods sold                         18,285         21,090         63,942        56,287
                                        ---------        -------       --------      --------
         Gross profit                       8,276          8,022         23,552        24,099
Selling, general and
   administrative expenses                  7,158          7,487         21,012        22,171
Nonrecurring costs                              -              -          9,754             -
                                        ---------        -------       --------      --------
         Operating income (loss)            1,118            535         (7,214)        1,928
                                        ---------        -------       --------      --------

Other expense (income):
         Interest expense                     170            185            483           615
         Other expense (income), net          543           (128)           933          (257)
                                        ---------        -------       --------      --------
                                              713             57          1,416           358
                                        ---------        -------       --------      --------
Income (loss) from continuing
         operations before
         income taxes                         405            478         (8,630)        1,570

Income tax expense (benefit)                 (137)           496         (3,933)        1,088
                                        ---------        -------       --------      --------

Income (loss) from continuing
         operations, net of tax               542            (18)        (4,697)          482

Loss from discontinued operations,
         net of tax                        (1,773)        (1,306)        (9,122)       (3,545)
                                        ---------        -------       --------      --------

Net income (loss)                        $ (1,231)        (1,324)       (13,819)       (3,063)
                                        ---------        -------       --------      --------
                                        ---------        -------       --------      --------

Income (loss) per share - basic
         Continuing operations                .18           (.01)         (1.58)          .16
         Discontinued operations             (.60)          (.42)         (3.08)        (1.15)
                                        ---------        -------       --------      --------
         Net income (loss)                   (.42)          (.43)         (4.66)         (.99)
                                        ---------        -------       --------      --------
                                        ---------        -------       --------      --------

Income (loss) per share - diluted
         Continuing operations                .18           (.01)         (1.58)          .15
         Discontinued operations             (.59)          (.42)         (3.08)        (1.13)
                                        ---------        -------       --------      --------
         Net income (loss)                   (.41)          (.43)         (4.66)         (.98)
                                        ---------        -------       --------      --------
                                        ---------        -------       --------      --------

Average number of shares:
         Common shares outstanding          2,965          3,089          2,964         3,089
         Equivalent shares on outstanding
            stock options                      38              -              -            35
                                        ---------        -------       --------      --------
                                        ---------        -------       --------      --------
         Shares applicable to diluted
            earnings                       3,003           3,089          2,964         3,124
                                        ---------        -------       --------      --------
                                        ---------        -------       --------      --------

Cash dividends declared per share        $   .00             .10            .00          .20
                                        ---------        -------       --------      --------
                                        ---------        -------       --------      --------


                   Binks Sames Corporation and Consolidated Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended August 31, 1998 and August 31, 1997
                                        (Unaudited)



                                                              1998                          1997
                                                        ------------------          -------------------
                                                                        ($000 omitted)
Cash flows from operating activities:
Continuing operations:
  Net earnings (loss) from continuing operations          $  (4,697)                        $  482
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                726                          1,013
   Deferred compensation, net of payments                      (109)                           209
   Other, net                                                  (293)                           (39)
   Cash provided by (used in) changes in:
     Receivables                                              1,574                            828
     Inventories                                              4,766                          2,077
     Other current assets                                    (1,898)                           282
     Accounts payable                                        (8,277)                          (353)
     Accrued expenses                                         4,756                         (2,597)
     Income taxes                                            (3,751)                        (2,376)
                                                           -----------                     ---------
Net cash used in operating activities                        (7,203)                          (474)
                                                           -----------                     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                    (340)                          (972)
  Proceeds from sale of real estate and equipment                --                             40
  Other investments and assets                                  (31)                             -
                                                           -----------                     ---------
Net cash used in investing activities                          (371)                          (932)
                                                           -----------                     ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                          7,542                         10,000
  Net increase in short-term borrowings                       4,037                         (2,433)
  Principal payments on long-term debt                         (160)                          (292)
                                                           -----------                     ---------
Net cash provided by financing activities                    11,419                          7,275
                                                           -----------                     ---------

Net cash used by discontinued operations                     (8,531)                        (9,210)

Effect of exchange rate changes on cash                         (56)                          (413)
                                                           -----------                     ---------

Net decrease in cash and cash equivalents                    (4,742)                        (3,754)

Cash and cash equivalents at beginning of period              5,610                          9,084
                                                           -----------                     ---------

Cash and cash equivalents at end of period                $     868                          5,330
                                                           -----------                     ---------
                                                           -----------                     ---------

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 AUGUST 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997

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

NOTE 2
In February 1998, the Board of Directors of the Company announced that it would pursue a sale of the Company in order to maximize shareholder value. The Board of Directors determined that in addition to pursuing the sale of the Company as a whole, the Board would consider other possible strategic alternatives which could include the sale of only component parts of the Company.

On July 1, 1998 the Company's Board of Directors created a three member Special Committee of the Board to consider offers and alternatives relating to the sale of the Company or other possible strategic alternatives involving the Company.

On August 31, 1998 the Company announced it had signed a definitive agreement with Illinois Tool Works Inc. (ITW) to sell certain of Binks Sames Corporation's domestic assets, foreign subsidiaries, and standard products lines. On September 30, 1998 the Company announced the completion of the sale transaction. The sale price was approximately $80 million in cash plus the assumption of certain liabilities, currently estimated to be approximately $26 million. The sale price is subject to adjustment after delivery of a closing balance sheet as of September 30, 1998.

Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks Sames standard products in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the Research and Development facility in Boulder, Colorado and Binks Sames domestic branches and warehouses. All Binks Sames employees related to the businesses being acquired became employees of ITW upon closing the transaction. International operations included in the sale are Binks Sames businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operations. As part of the agreement, ITW will assume all trade liabilities of the acquired portion of the business.

Subject to the final sale price adjustment, management anticipates a net gain on the sale of approximately $7 million and a net gain in currency translation adjustment of $2 million. On September 30, 1998 the Company used approximately $66.5 million of the sale proceeds to reduce debt, and intends to use the remaining proceeds to pay a settlement of patent infringement litigation and related licensing arrangements, further reduce debt and provide working capital to support the Company's operations and growth in the North American automotive and general industry markets.

The operations sold to ITW have been classified as discontinued operations. The fiscal 1998 and fiscal 1997 operating results of these discontinued operations for the three months and nine months ended August 31 are as follows:


                                               IN US $000'S EXCEPT PER SHARE AMOUNTS

                                                      THREE MONTHS ENDED AUGUST 31                NINE MONTHS ENDED AUGUST 31
                                                  ----------------------------------        ------------------------------------
                                                         1998               1997                     1998               1997
                                                        -----               ----                     -----              -----
Sales                                             $      28,562      $      42,895           $       85,470     $       114,260
Costs and expenses                                       30,065             45,103                   95,772             120,116
                                                  --------------     ---------------         ----------------   ----------------
Loss before tax provision                         $      (1,503)     $      (2,208)          $      (10,302)    $        (5,856)
Income tax expense (benefit)
                                                            270               (902)                  (1,180)             (2,311)
                                                  --------------     ---------------         ----------------   ----------------
Loss from discontinued operations                 $      (1,773)     $      (1,306)          $       (9,122)    $        (3,545)
                                                  --------------     ---------------         ----------------   ----------------
                                                  --------------     ---------------         ----------------   ----------------
Loss per share - diluted                          $       (0.59)     $       (0.42)          $        (3.08)    $         (1.13)
                                                  --------------     ---------------         ----------------   ----------------
                                                  --------------     ---------------         ----------------   ----------------


               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 AUGUST 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997


     The net assets of discontinued operations are summarized as follows:


                                     In US $000's
                                                      AUG 31         NOV 30
                                                       1998           1997

Cash                                                $  1,144       $  1,610
Receivables, net                                      28,123         36,959
Inventories                                           50,746         49,929
Other current assets                                   2,504          5,140
Property, plant and equipment - net                   10,213         13,194
Other noncurrent assets                                  962            963
Notes payable, bank overdrafts
  and current maturities of long-term debt            (4,975)        (7,960)
Accounts payable                                     (19,240)       (30,931)
Other current liabilities                             (8,045)        (7,391)
Long-term debt                                           (53)          (640)
Other long-term liabilities                             (340)           (68)
Currency translation adjustment                        2,229          1,694
                                                    ---------      ---------
Net assets of discontinued operations               $ 63,268       $ 62,499
                                                    ---------      ---------
                                                    ---------      ---------


Not included in the sale to ITW, and representing the continuing operations of the Company, are: the Sames business based in Grenoble, France; Sames Electrostatic Inc., headquartered in Livonia, Michigan; the North American powder systems group; subsidiaries in Japan and Sweden; and the spray booth business in North America. Sames is noted for its global leadership position in electrostatic finishing equipment for the automotive finishing market and for the general industrial finishing market.

The Board of Directors will continue to work with its investment banking firm, William Blair & Company, in exploring strategic options for the Company, in order to maximize shareholder value. The Company has begun discussions with several companies, which might lead to regional or global strategic alliances. Discussions have been held with prospective buyers of the North American spray booth business.

NOTE 3
At a regularly scheduled meeting of the Company's Board of Directors on August 19, 1998, Dr. Wayne F. Edwards, 63, was named Chairman of the Board and interim Chief Executive Officer of the Company. Dr. Edwards has been a director of the Company since 1996 and is the retired Vice President and Chief Financial Officer of Crown Zellerbach International. Dr. Edwards succeeds Dr. Donald G. Meyer, who passed away on August 18, 1998.

On October 1, 1998, Arnold H. Dratt, 54, became President and Chief Executive Officer and a director of the Company, as well as President and a director of its largest subsidiary, Sames, S.A., based in Grenoble, France. Mr. Dratt has been president for seven years of the Dratt-Campbell Company, a Chicago-area consulting firm, and has served as an advisor to the Binks Sames Board of Directors since January 1998.

Dr. Wayne F. Edwards will continue in his role as Chairman of the Board of Directors of the Company.

On September 30, 1998 the Company announced that Terrence P. Roche, 40, Executive Vice President, whose responsibilities transferred to ITW effective with the completion of the sale, has resigned as a director. William W. Roche, 73, a director of the Company since 1958, also resigned from the Board effective with the completion of the sale.

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 AUGUST 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997


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

On July 10, 1998, the Company settled patent infringement actions brought in the United States by Behr Systems, Inc. and in Germany by Durr Systems GmbH, the parent of Behr Systems, Inc. The Company decided to settle the patent infringement actions because of recent technical tests, which conflicted with previous evidence and caused uncertainty regarding the issue of infringement In the settlement, the Company agreed to a paid-up royalty of $9 million for a world-wide license for the life of all patents at issue in the actions, to be paid on the earlier of (1) five business days following the closing of the sale of the Company or any separate sale of the Company's subsidiaries Sames, S.A. and Sames Electrostatic, Inc. or (2) December 31, 1998. The Company obtained waivers from its lenders permitting the Company to enter into the settlement agreement. On October 7, 1998, the Company reached agreement with Behr Systems, Inc. on the following settlement payment schedule; $4 million on October 9, 1998, $2 million on October 30, 1998, $2 million on November 30, 1998, and $1 million on December 31, 1998. The entire cost of the settlement is included in second quarter fiscal 1998 results as nonrecurring costs.

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

In February 1998, the Board of Directors of the Company announced that it would pursue a sale of the Company in order to maximize shareholder value. The Board of Directors determined that in addition to pursuing the sale of the Company as a whole, the Board would consider other possible strategic alternatives which could include the sale of only component parts of the Company.

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

On August 31, 1998 the Company announced it had signed a definitive agreement with Illinois Tool Works Inc. (ITW) to sell certain of Binks Sames Corporation's domestic assets, foreign subsidiaries, and standard products lines. On September 30, 1998 the Company announced the completion of the sale transaction. The sale price was approximately $80 million in cash plus the assumption of certain liabilities, currently estimated to be approximately $26 million. The sale price is subject to adjustment after delivery of a closing balance sheet as of September 30, 1998.

Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks Sames standard products in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the Research and Development facility in Boulder, Colorado and Binks Sames domestic branches and warehouses. All Binks Sames employees related to the businesses being acquired became employees of ITW upon closing the transaction. International operations included in the sale are Binks Sames businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operations. As part of the agreement, ITW assumed all trade liabilities of the acquired portion of the business.

Not included in the sale to ITW, and representing the continuing operations of the Company, are: the Sames business based in Grenoble, France; Sames Electrostatic Inc., headquartered in Livonia, Michigan; the North American powder systems group; subsidiaries in Japan and Sweden; and the spray booth business in North America. Sames is noted for its global leadership position in electrostatic finishing equipment for the automotive finishing market and for the general industrial finishing market.


RESULTS OF OPERATIONS
The Company had net sales of $87.5 million for nine months fiscal 1998, an increase of $7.1 million, or 9%, from the $80.4 million reported for nine months fiscal 1997. Sales growth would have been $10.7 million, or 11% if prevailing nine months fiscal 1997 currency exchange rates had remained in effect during nine months fiscal 1998. Contributing to the growth in sales was a significant increase in the sale of large automotive installations during the first six months of fiscal 1998. In third quarter fiscal 1998, sales declined 9% to $26.6 million as compared to third quarter fiscal 1997 sales of $29.1 million. The sales decline was primarily attributable to lower sales of large automotive installations relative to third quarter fiscal 1997.

Gross profit declined $547 thousand (2%) in nine months fiscal 1998 compared to nine months fiscal 1997. This was primarily due to unfavorable currency translation rates which reduced gross profit by approximately $1 million, and the increased contribution of higher volume, lower margin automotive installation sales to the product mix for the nine months. The gross profit margin was 27% for nine months fiscal 1998 as compared to 30% for the same period last year. In third quarter fiscal 1998 gross profit margin improved to 31% as compared to the 28% attained in third quarter fiscal 1997. This was reflective of the increased contribution of lower volume, higher margin standard product sales to the product sales mix in third quarter fiscal 1998 as compared to third quarter fiscal 1997.

For nine months fiscal 1998, selling, general, and administrative expenses were $21 million (down 5%) as compared to $22.2 million for nine months fiscal 1997. In third quarter fiscal 1998, selling, general, and administrative expenses were $7.2 million (down 4% ) as compared to $7.5 million for third quarter fiscal 1997.

Nonrecurring costs of $9.8 million were incurred during nine months fiscal 1998. These costs are related to the settlement of patent infringement litigation and related licensing arrangements during second quarter fiscal 1998.

Interest expense decreased by $132 thousand (21%) for the nine month period primarily due to lower interest rates. In third quarter fiscal 1998, interest expense was $170 thousand compared to $185 thousand in third quarter fiscal 1997.

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Other income and expenses includes interest income, currency exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. Other expense was $933 thousand for the nine month period, compared to other income during the nine months of fiscal 1997 of $257 thousand. In third quarter fiscal 1998, other expense was $543 thousand compared to other income in third quarter fiscal 1997 of $128 thousand.

Income tax benefit was $3.9 million on a pretax loss of $8.6 million in nine
months fiscal 1998, compared to income tax   expense of $1.1 million on pretax
earnings of $1.6 million in nine months fiscal 1997. In third quarter fiscal 1998, income tax benefit amounted to $137 thousand on pretax earnings of $405 thousand compared to income tax expense of $496 thousand on pretax earnings of $478 thousand in third quarter fiscal 1997.

As a result of all of the factors above, the Company's continuing operations recorded a net loss of $4.7 million ($1.58 per share) in nine months fiscal 1998, and net income of $542 thousand ($.18 per share) in third quarter fiscal 1998 as compared to net income of $482 thousand ($.15 per share) for nine months fiscal 1997, and a net loss of $18 thousand ($.01 per share) in third quarter fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows from operations is the primary source of the Company's liquidity. Short-term funds are also provided for current operations through bank loans. The Company maintains substantial lines of credit for general corporate purposes. The unused lines of credit were approximately $14.8 million at August 31, 1998.

The Company's cash balances decreased $4.7 million during the nine months ended August 31, 1998, largely due to cash outflows of $7.2 million used in operating activities and $8.5 million used in discontinued operations. The Company used $371 thousand in investing activities in nine months fiscal 1998, primarily related to the purchase of capital equipment. Financing activities provided $11.4 million to the Company during nine months fiscal 1998 which was primarily used to fund both continuing and discontinued operations.

On July 10, 1998, the Company settled patent infringement actions brought in the United States by Behr Systems, Inc. and in Germany by Durr Systems GmbH, the parent of Behr Systems, Inc. The Company decided to settle the patent infringement actions because of recent technical tests, which conflicted with previous evidence and caused uncertainty regarding the issue of infringement In the settlement, the Company agreed to a paid-up royalty of $9 million for a world-wide license for the life of all patents at issue in the actions, to be paid on the earlier of (1) five business days following the closing of the sale of the Company or any separate sale of the Company's subsidiaries Sames, S.A. and Sames Electrostatic, Inc. or (2) December 31, 1998. The Company obtained waivers from its lenders permitting the Company to enter into the settlement agreement. On October 7, 1998, the Company reached agreement with Behr Systems, Inc. on the following settlement payment schedule; $4 million on October 9, 1998, $2 million on October 30, 1998, $2 million on November 30, 1998, and $1 million on December 31, 1998. The entire cost of the settlement is included in second quarter fiscal 1998 results as nonrecurring costs.

The Company is in the process of negotiating a $10 million, prime rate, multi-year credit agreement with The CIT Group, in order to support the Company's operations and growth in the North American automotive and general industry markets.

YEAR 2000 COMPLIANCE

The Company has upgraded or replaced its computer software applications and systems which the Company believes accommodates the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that additional costs with regards to year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.

               BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Statements regarding the Company's negotiations with The CIT Group and the Company's Year 2000 compliance constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the ability of the Company to reach a definitive agreement with The CIT Group, and the effectiveness of the Company's Year 2000 compliance. No assurance can be given that the forward-looking statements will prove to be correct.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not applicable


PART II - OTHER INFORMATION

Item 1 See Note 4 to Consolidated Financial Statements for the period ended August 31, 1998 (Unaudited) contained herein.

Items 2, 3 and 5    Not applicable

Item 4              Submission of Matters to a Vote of Security-Holders

                    The annual meeting of stockholders of the Company was held on April 28, 1998. Two proposals were submitted to stockholders as described in the Company's proxy statement dated March 27, 1998. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

                    1.   The election of one director of the Company.

                         Nominee:                     Donald G. Meyer
                         Votes for Nominee:           2,508,087
                         Votes Withheld From Nominee:      6,897

                    2. The ratification of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ended November 30, 1998.

                         Votes for:                     2,508,999
                         Votes Against:                     2,432
                         Abstain:                           3,553

Item 6              (a)  Exhibits.
                        - Exhibit 10.1 - Consulting Agreement dated as of
                          October 1, 1998 by and between the Company and The Dratt-Campbell Company.
                        - Exhibit 10.2 - Employment Agreement dated as of
                          September 30, 1998 by and between the Company and Jeffrey W. Lemajeur.
                        - Exhibit 10.3 - Amendment to Employment Security
                          Agreement dated as of September 30, 1998 by and between the Company and Jeffrey W. Lemajeur.
                        - Exhibit 27 - Financial Data Schedule

                    (b)  Reports on Form 8-K

                         1. On August 20, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release on August 19, 1998 regarding the death of its chairman and chief executive officer.

                         2. On September 4, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release on August 31, 1998 regarding the proposed sale by the Company of certain of its assets to Illinois Tool Works Inc.

                         3. On October 2, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release on September 18, 1998 regarding unaudited financial information for the Company's continuing operations.

                         4. On October 13, 1998, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release on September 30, 1998 regarding the completion of the sale of certain of the Company's assets to Illinois Tool Works Inc.

                         5. On October 15, 1998, the Company filed a Current Report on Form 8-K regarding the disposition of certain of the Company's assets and related pro forma financial information.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Binks Sames Corporation
     -----------------------------

     /s/ Jeffrey W. Lemajeur
     --------------------------------
     Jeffrey W. Lemajeur, Treasurer/
     Chief Financial Officer


     /s/ Arnold H. Dratt
    ---------------------------------
     Arnold H. Dratt, President and
     Chief Executive Officer


     Date      OCTOBER 15, 1998
              -------------------