Form 10-K405
period 1998-11-30
BINKS SAMES CORP
filed 1999-03-01
CIK 12180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 1998
                                       or
             / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. / X       /
                              ---------

         The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $53,074,912 as of February 25, 1999 (based on the closing sale price as reported by the American Stock Exchange as of such date).

         As of February 25, 1999, the Registrant had outstanding 2,964,835 shares of Capital Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Selected portions of the definitive Proxy    Incorporated into Part III
         Statement for the Registrant's Annual
         Meeting of Stockholders to be held on
         April 27, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL



         Binks Sames Corporation, a Delaware corporation incorporated on January 2, 1929 as a successor to a business founded in 1890, and its subsidiaries (hereinafter referred to collectively as the "Company" or "Sames") are engaged in the manufacture and sale of electrostatic spray finishing and coating equipment. The Company sells its products primarily to the automotive industry and general industrial finishing and automotive refinishing markets.

         The Company serves three primary geographic markets, North and South America, Europe and the Pacific Rim, and presently generates over 72% of its sales outside the United States.

         The Company divides its electrostatic products into two general groups: general industrial products and automotive paint systems. General industrial products consist of spray guns and accessories. Automotive products include automatic electrostatic paint application machines as well as paint circulation equipment serving the global automotive market.

         The standard products, or non-electrostatic, business (the "Binks Business"), which included assets of the Company and its subsidiaries, were sold to Illinois Tool Works Inc. ("ITW") on September 30, 1998. As a result of the sale and transfer of assets, the remaining business of the Company focuses solely on electrostatic products for automotive and general industry applications.

PRODUCTS

         Sames provides a complete line of liquid electrostatic and powder application technology for the general industry and automotive markets on a global basis. In addition, complementary equipment to the application equipment technology allows for providing complete paint and powder coating systems. The complementary equipment includes delivery and circulation systems, overhead and side machines, reciprocators, powder spray booths and recovery systems and control packages.

         Electrostatic technology is the process of generating an electrical charge that causes paint or powder particles to be attracted to a grounded surface. Due to the electrical attraction of a charged particle to a grounded product, the transfer efficiency of the coating material can be greatly improved. The electrical charge can be generated by a power source, known as corona charging, or through frictional contact known as tribocharging. The tribocharging process is limited to powder coating materials. With over 50 years of experience and expertise in electrostatic technology, Sames is recognized as a world leader in the development of liquid and powder application equipment.

         Sames liquid electrostatic application equipment ranges from manual application spray guns to robot mounted spray guns and rotary atomizers to sophisticated rotary atomizers developed specifically for the automotive industry.

         For example, the Sames Accubell was developed to improve transfer efficiency and reduce the amount of paint and solvent wasted during the color change process. The Accubell has a paint reservoir built into in the applicator that will fill with the precise amount of paint required based on color and car body style. This design minimizes the amount of paint and solvent that is purged during the color change process. The Accubell has saved automobile manufacturers millions of dollars worth of coating material.

         Sames was also the first to develop electrostatic application technology for powder coatings. The technology has evolved within Sames to a complete range of applicators, including electrostatic and tribocharging technology. The application of the powder coatings can be accomplished through a manual or automatic spray gun, powder bell or disk.

The newly developed Tribodisk automatic spray applicator has been designed for high output and efficiency without sacrificing ease of color change. In overcoming the challenge of reducing the color change time for powder coating systems, Sames has also developed a quick color change powder booth. The unique design and plastic sandwich wall construction allows for a complete automatic color change in under 10 minutes.

         Sames also has refined the overhead and side machines to allow for precise tracking of a car body and positioning of the liquid powder applicator. In addition, buffing machines developed by Sames remove surface dust from the surface of the car body to ensure a clean surface prior to painting.

         As Sames looks to the future, product development will continue to focus on the demands and needs of the marketplace. This includes matching the products developed by Sames with the new developments of industry partners. As the marketplace looks to new coating materials, substrates, and finishing processes, Sames will continue to be a technology leader.

RESEARCH AND DEVELOPMENT

         The Company is continually engaged in experimental work on various coating systems. The Company spent approximately $3.8 million, $3.8 million and $3.0 million during fiscal year 1998, 1997, and 1996, respectively, on research activities relating to development of products or services, none of which was customer sponsored.

DISTRIBUTION AND MARKETING

         The Company believes that it is a leading, worldwide supplier of automotive and general industry products through a combination of direct sales and agents and distributors. Its automotive products are sold directly to car manufacturers and first tier suppliers, as well as to integrators which provide "turnkey" paint shop projects to the manufacturer. Its automotive products designed for robotic application are often sold directly to the robot manufacturer. Sames North America, Inc. is the Company's selling and servicing presence in North America; similar functions are performed by Sames Scandinavia AB, Sames Japan and Sames, S.A., in Grenoble, France. In addition, the Company also maintains a direct selling presence in England, Germany and China.

         The Company sells its general industry products both directly and through agents and distributors in over 40 countries throughout the world. The Company currently is in negotiations to expand its distribution network in the Americas, as well as in Japan.

COMPETITION

         The Company believes that it is one of the largest suppliers of electrostatic automotive paint applications systems and products (both liquid and powder) and a significant presence in the general industry market for these products as well. There are many other manufacturers of electrostatic applications equipment that also engage in other lines of business, principally Graco Incorporated, Illinois Tool Works Inc., Nordson Corporation, Kremlin and Durr Behr.

EMPLOYEES

         As of November 30, 1998, approximately 413 persons were employed by the Company in the United States, Sweden, France and Japan.

CONCENTRATION

         The amount of business conducted with particular customers varies significantly from year to year. Sales to the automotive industry as a whole (which includes several different manufacturers as well as different divisions or facilities within some manufacturers) generally have accounted for between 70% and 80% of the Company's consolidated net sales in past years. No single customer accounts for more than 10% of the Company's net sales.

BACKLOG OF ORDERS

         The dollar amount of the Company's backlog of orders as of November 30, 1998 was approximately $18.8 million as compared to approximately $36.7 million as of November 30, 1997. All of the orders in backlog as of November 30, 1998 are expected to be filled within the year ended November 30, 1999. The dollar amount of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizable contracts. The difference in backlog between November 30, 1998 and November 30, 1997 is attributable to these factors. The business of the Company is not materially affected by seasonal factors, and the Company's backlog is not generally a result of such factors.

MATERIALS

         The Company assembles essentially all of its products which are manufactured by suppliers primarily located in Europe and North America. The majority of the Company's products are component finished parts. The materials and components purchased by the Company are readily available from a number of suppliers in both areas.

         Under a Supply Agreement with ITW, the Company has the right to purchase, for a two-year period, at preferential prices, certain standard products formerly manufactured by the Binks Business, which was sold to ITW.

INTELLECTUAL PROPERTY

         The Company owns a number of patents in the United States and other countries pertaining to electrostatic spray equipment, as well as presently pending applications for patents in the United States and other countries. The Company does not consider its business to be materially dependent on any single patent or group of patents, or any pending applications for patents. The Company has registered its "Sames" trademark in the United States. The "Sames" trademark is registered in numerous other countries as are ten other Sames product trademarks. The Company also has a worldwide, non-exclusive license to use certain patents owned by Behr Systems, Inc.

ENVIRONMENTAL

         Federal, state, local and international provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not materially affected the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in a leased facility comprising 5,000 square feet in Franklin Park, Illinois. The Company also leases its primary North American operational center, located in Livonia, Michigan. This 40,000 square foot facility is a combined office and distribution center.

         The Company's non-U.S. subsidiaries own and occupy manufacturing and office facilities aggregating approximately 98,000 square feet and lease property for such purposes aggregating approximately 15,000 square feet.

         The Company considers its manufacturing and physical properties to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         In October 1997, Robert Hashima, the former branch manager of Binks Japan Limited, filed a lawsuit against the Company, claiming that he is entitled to receive 145 million yen (approximately US$1.2 million) plus interest under his retirement policy. The Company is responding vigorously to Mr. Hashima's claim and in June 1998, the Company filed a counterclaim for damages in the amount of 172 million yen (approximately US$1.4 million) for various wrongdoings on the part of Mr. Hashima. The case is pending in Tokyo, Japan.

         Chester Baranowski brought suit against the Company seeking US $2.55 million claiming wrongful dismissal, breach of contract and breach of certain salary and benefits. The Company has denied all substantive allegations and filed a counterclaim against Baranowski for breach of fiduciary duty and conspiracy to defraud the Company. The case is pending in Toronto, Canada.

         In June 1998, the Company settled an action for $903 thousand in damages brought by Continental Partners Group, Inc. ("Continental Partners") for breach of a 1990 contract. Under the terms of the settlement, the Company paid Continental Partners $825 thousand.

         In July 1998, the Company settled patent infringement actions brought in the United States and Germany by Behr Systems, Inc., and its parent, Durr Systems GmbH, respectively. At issue was the possible infringement of certain of Behr's patents in the Company's manufacture of bell cups used in automotive paint application installations. In the settlement, the Company agreed to a paid-up royalty of $9.0 million for a non-exclusive, worldwide, lifetime license to use the patents in question. The royalty has been paid in full.

         In February 1999, the Company entered into a settlement agreement and mutual release with CWA Investment Company, L.L.C. ("CWA"), regarding claims brought by CWA for the termination by the Company of a Vernon Hills, Illinois build-to-suit lease for the Company's planned future headquarters. Under the terms of the agreement, the Company paid CWA $2.4 million for out-of-pocket costs incurred in connection with the termination of the lease and the cancellation of construction. In connection with this matter, the Company has filed a third-party claim against The John Buck Company (the "Broker"), which served as the real estate broker for the lease transaction. In its claim, the Company has asserted that the Broker is liable for any and all amounts owed to CWA by the Company. The Broker has filed a counterclaim against the Company alleging breach of fiduciary duty and seeking $1.6 million in damages. The settlement agreement with CWA has no effect on the Company's claim against the Broker, and the Company is vigorously pursuing its case. All plans to build a new headquarters have been terminated by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                        EXECUTIVE OFFICERS OF THE COMPANY


         The executive officers(1) of the Company are listed below.

         ARNOLD H. DRATT, age 54, has been the President, CEO and a director of the Company since October 1998. Mr. Dratt has served as the president of the Dratt-Campbell Company, a management consulting firm, since he co-founded it in 1991. In such capacity, Mr. Dratt was a consultant to the Company from January 1998 until September 1998.

         TODD A. VAUGHAN, age 40, has been an officer of the Company since April, 1997. Mr. Vaughan has been employed by the Company since 1992 and is presently Vice President of the Company and General Manager of Sames North America, Inc. (formerly Sames Electrostatic, Inc.).

         G. BRUCE BRYAN, JR., age 43, has been Vice President - Engineered Systems since 1996. Mr. Bryan joined the Company in 1993 as Manager of the North American Powder Systems Group for the General Industrial Market.

         RONALD A. KOLTZ, age 49, has been Vice President - Controller Corporate Accounting since January 1999. Mr. Koltz was employed by the Company from October 1992 until September 1998. He served as Controller of the Company from September 1994 until September 1998. He briefly held the same position at ITW Binks, which purchased certain assets from the Company, from October 1998 until January 1, 1999, when he rejoined the Company.

         KEVIN C. HIGGINS, age 43, has been Vice President - Controller International Operations and Assistant Treasurer since January 1999. Mr. Higgins joined the Company in August 1996 as Manager - Financial Reporting. Prior to joining the Company, Mr. Higgins was with Reuters America, a London-based multinational financial and informational organization.

----------------------
Notes:
1.       All officers' terms expire in 1999.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S CAPITAL STOCK AND RELATED SECURITY HOLDER
         MATTERS

         The Company's capital stock is traded on the American and Chicago Stock Exchanges. The high and low prices for each quarterly period within the two most recent fiscal years, as reported by such exchanges, and the dividends declared during such periods with respect to the capital stock of the Company are as follows:

                                                     CASH DIVIDEND DECLARED
                QUARTER ENDING      HIGH      LOW          PER SHARE
                --------------      ----      ---    ----------------------
              February 28, 1997    40 1/2    27 5/8            ---
              May 31, 1997         43 5/8    38                .10
              August 31, 1997      48 1/8    42 1/8            .10
              November 30, 1997    44 1/4    41 1/4            .10
              February 28, 1998    48 3/4    27 7/8            ---
              May 31, 1998         50        41 1/4            ---
              August 31, 1998      44        24 3/8            ---
              November 30, 1998    25 5/8    11 1/4            ---

         On February 25, 1999, the last reported sale price of the Company's capital stock was $18.125 per share. As of February 25, 1999, there were approximately 836 registered holders of the Company's capital stock, which is the only class of equity securities of the Company outstanding. Harris Trust and Savings Bank, Chicago, Illinois, is the transfer agent and registrar of the Company's capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEARS ENDED NOVEMBER 30, 1998 -- CONTINUING OPERATIONS
(Not covered by Independent Auditors' Report. In thousands, except per share amounts.)

                                                              1998        1997        1996        1995        1994
                                                              ----        ----        ----        ----        ----
Net sales................................................  $122,370      97,297     140,530     110,275      89,513
Cost of goods sold.......................................    83,719      61,029      95,641      72,960      59,894
Selling, general and administrative expenses.............    29,578      28,916      29,968      27,695      22,282
Research and development costs...........................     3,760       3,793       2,978       2,558       3,025
Litigation settlement costs (a)..........................    10,675          --          --          --          --
                                                           --------     -------     -------     -------     -------
Operating income (loss)..................................    (5,362)      3,559      11,943       7,062       4,312
Interest expense.........................................       759         783       1,090         899         442
Other (income) expense...................................      (299)     (1,147)         (9)       (179)         --
                                                           --------     -------     -------     -------     -------
Income (loss) before income taxes........................    (5,822)      3,923      10,862       6,342       3,870
Income tax expense (benefit).............................    (2,564)      1,744       4,563       2,644       1,495
                                                           --------     -------     -------     -------     -------
Income (loss) - continuing operations....................  $ (3,258)      2,179       6,299       3,698       2,375
                                                           --------     -------     -------     -------     -------
                                                           --------     -------     -------     -------     -------
Income (loss) per diluted share - continuing
operations...............................................  $  (1.10)        .70        2.04        1.20         .77
                                                           --------     -------     -------     -------     -------
                                                           --------     -------     -------     -------     -------
Cash dividends per share.................................  $     --         .30         .40         .50         .30
                                                           --------     -------     -------     -------     -------
                                                           --------     -------     -------     -------     -------
Average number of shares - diluted                            2,965       3,102       3,092       3,089       3,089
                                                           --------     -------     -------     -------     -------
                                                           --------     -------     -------     -------     -------
Total assets                                               $ 82,553     154,538     183,806     194,012     162,297
                                                           --------     -------     -------     -------     -------
                                                           --------     -------     -------     -------     -------

(a) During fiscal 1998, the Company recorded costs and expenses related to the settlement of patent infringement litigation, which amounted to $10.7 million ($6.2 million, net of tax benefits).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Beginning in June 1996, the Company's Board of Directors adopted various measures as part of a comprehensive reorganization and restructuring of the Company.

         In February 1998, the Board of Directors of the Company announced that it would pursue a sale of the Company in order to maximize shareholder value. The Board of Directors determined that in addition to pursuing the sale of the Company as a whole, the Board would consider other possible strategic alternatives, including the sale of only component parts of the Company.

         On August 31, 1998, the Company announced it had signed a definitive agreement with ITW to sell certain of the Company's domestic divisions, foreign subsidiaries, and standard product lines. On September 30, 1998, the Company completed the sale transaction. The sale price was approximately $80 million in cash.

DISCONTINUED OPERATIONS

         Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of the Binks Business in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the research and development facility in Boulder, Colorado and certain domestic branches and warehouses. All employees of the acquired businesses became employees of ITW upon closing the transaction. International operations included in the sale were businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operation. As part of the agreement, ITW assumed certain liabilities of the acquired portion of the business. During 1998, the Company reached agreement on the sale of two other businesses that had been part of its Binks Business. The above operations have been classified as discontinued operations in the Company's consolidated financial statements.

The sale price related to the ITW agreement is subject to post-closing adjustments. The Company and ITW have not reached agreement on the amount of such adjustment. The estimated impact of the post-closing adjustment has been reflected in the Company's financial statements. While the Company does not believe that the ultimate resolution of the post-closing adjustment will have a significant impact on the Company's future net income, the adjustment could have an adverse effect on future net income and the Company is unable to predict with certainty the outcome at this time.

CONTINUING OPERATIONS

         Not included in the sale to ITW, and representing the continuing operations of the Company, are: the Company's largest subsidiary, Sames, S.A. ("Sames France") based in Grenoble, France; Sames North America, Inc. ("Sames North America") (formerly Sames Electrostatic Inc.), headquartered in Livonia, Michigan; the North American powder systems group; and subsidiaries in Japan and Sweden. Sames is noted for its global leadership position in electrostatic finishing equipment for the automotive finishing market and for the general industrial finishing market.

         On October 1, 1998, Arnold H. Dratt, 54, became President and Chief Executive Officer and a director of the Company, as well as President and a director of its largest subsidiary, Sames France. Mr. Dratt has been president for seven years of the Dratt-Campbell Company, a Chicago-area management consulting firm, and in that capacity served as an advisor to the Company's Board of Directors from January 1998 until September 1998.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS -- FISCAL 1998 COMPARED TO FISCAL 1997

         The Company had net sales of $122.4 million in fiscal 1998, an increase of $25.1 million, or 26%, from net sales of $97.3 million reported for fiscal 1997. Sales growth would have been $28.1 million, or 29%, if prevailing fiscal 1997 currency exchange rates had remained in effect during fiscal 1998. Contributing to the growth in sales was a significant increase in the sale of large automotive installations during the year by Sames France and Sames North America.

         Gross profit increased to $38.7 million, up $2.4 million or 7%, compared to $36.3 million reported in fiscal 1997. This includes an unfavorable impact on gross profit of nearly $1 million related to changes in currency translation rates. The overall increase in gross profit was primarily attributable to sales growth. In fiscal 1998, the gross profit margin was 32% compared to 37% attained in fiscal 1997. The decline in gross profit margin was reflective of the increased contribution of higher volume, lower margin automotive installation contract sales to the product sales mix in fiscal 1998 as compared to fiscal 1997.

         For fiscal 1998, selling, general, and administrative expenses were $29.6 million, an increase of $.7 million or 2%, versus $28.9 million for fiscal 1997. The relatively small increase in selling, general and administrative expenses is indicative of management's efforts to improve operating margins of the Company.

         Research and development costs, primarily associated with Sames France, were $3.8 million in both fiscal 1998 and fiscal 1997.

         Operating income, exclusive of the pre-tax cost of the litigation settlement described below, was $5.4 million, or 4.3% of sales, in fiscal 1998. This compares favorably with $3.6 million, or 3.7% of sales, attained in fiscal 1997.

         Litigation settlement costs of $10.7 million ($6.2 million, net of tax benefits) were incurred in fiscal 1998 to resolve patent infringement litigation.

         Interest expense was $.8 million in both fiscal 1998 and fiscal 1997. This reflects similar average levels of borrowing and interest rates during the fiscal years.

         Other income includes interest income, foreign currency exchange gains and losses, gains on sales of fixed assets, and miscellaneous income. Other income was $.3 million in fiscal 1998 compared to $1.1 million in fiscal 1997. A majority of the decline in other income was related to differences in foreign currency exchange gains and miscellaneous income recorded by Sames France.

         Income tax benefit was $2.6 million on a pretax loss of $5.8 million in fiscal 1998, compared to income tax expense of $1.7 million on pretax income of $3.9 million in fiscal 1997.

         As a result of the factors above, the Company's fiscal 1998 loss from continuing operations was $3.3 million ($1.10 per diluted share), compared to income from continuing operations of $2.2 million ($.70 per diluted share) in fiscal 1997.

CONTINUING OPERATIONS -- FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales decreased $43.2 million, or 31%, to $97.3 million in fiscal 1997. The sales decline would have been $33.7 million, or 24%, if prevailing fiscal 1996 currency exchange rates had remained in effect during fiscal 1997. The primary reason for the lower sales volume was lower worldwide demand for large automotive installations. The decline had been anticipated because fiscal 1996 was a record year for such installations.

         Gross profit decreased $8.6 million, or 19%, to $36.3 million in fiscal 1997. The decline includes an unfavorable impact on gross profit of nearly $3.5 million related to currency translation. The primary reason for lower gross profit was lower sales. In fiscal 1997, the gross profit margin was 37% compared to 32% in fiscal 1996. The improvement in gross profit margin was reflective of the reduced contribution of higher volume, lower margin automotive installation contract sales to the product sales mix in fiscal 1997 as compared to fiscal 1996.

         For fiscal 1997, selling, general, and administrative expenses were $28.9 million, a decline of $1.1 million, or 4%, versus $30 million for fiscal 1996. The decrease in selling, general and administrative expenses was a result of currency translation effects combined with concerted efforts to control staffing and operational expenditure levels.

         Research and development costs, primarily associated with Sames France, were $3.8 million in fiscal 1997 compared to $3 million in fiscal 1996.

         As a result of the above, operating income was $3.6 million, or 3.7% of sales in fiscal 1997, compared to $11.9 million, or 8.5% of sales in fiscal 1996.

         Interest expense was $.8 million in fiscal 1997 compared to $1.1 million in fiscal 1996, reflecting lower average levels of borrowing.

         Other income in fiscal 1997 was $1.1 million greater than in fiscal 1996. This was due primarily to foreign currency exchange gains and other miscellaneous income recorded by Sames France.

         Income tax expense was $1.7 million on pretax income of $3.9 million in fiscal 1997, compared to income tax expense of $4.6 million on income of $10.9 million in fiscal 1996.

         As a result of the factors above, the Company's income from continuing operations was $2.2 million ($.70 per diluted share) in fiscal 1997, compared to $6.3 million ($2.04 per diluted share) in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. In October 1998, the Company entered into a $10 million, prime rate, multi-year revolving line of credit agreement with the CIT Group, in order to support the Company's operations and growth in the North American automotive and general industry markets. Together with other credit facilities, the Company has aggregate lines of credit and overdraft facilities of $22 million. At November 30, 1998, borrowings under the facilities were $6 million, and outstanding letters of credit were $2.2 million; unused lines of credit and overdraft facilities were $13.8 million.

         In fiscal 1998, the Company experienced a cash outflow from its continuing operations of $2.5 million. However, such cash outflow includes the after tax costs of $6.2 million related to the patent infringement litigation that was settled during the year.

         Cash flows from investing activities in fiscal 1998 resulted almost exclusively from the $80 million of proceeds related to the ITW transaction.

         Cash flows related to financing activities in fiscal 1998 include the payment of $66.5 million of debt using the proceeds from the ITW transaction. Such debt had included $59.0 million outstanding at November 30, 1997 and an additional $6.5 million of debt that had been borrowed in fiscal 1998, during the period prior to the completion of the ITW transaction.

         In January 1998, the Company notified the developer and landlord of a site in Vernon Hills, Illinois, which had been expected to serve as the Company's headquarters, that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. In February 1999, the Company entered into a settlement agreement with the developer relating to litigation associated with the lease cancellation. The settlement agreement was for $2.4 million which was paid by the Company in February 1999. The settlement cost is classified as a component of discontinued operations in the Company's fiscal 1998 financial statements.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components in the financial statements. The Company is required to comply with SFAS No. 130 in fiscal 1999 and believes that its adoption will not have a material effect on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. The Company is required to comply with SFAS No. 131 in fiscal 1999 and believes that its adoption will not have a material effect on the consolidated financial statements.

CONVERSION TO THE EURO

         On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. From that date until January 1, 2002 (the transition period), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only euro currency will be used.

         The Company will evaluate the strategic, financial, legal, and systems issues related to the various phases of transition. While the Company does not believe the ultimate costs of conversion will be material to its results of operations, cash flow, or financial position, efforts will be made to address customer and business needs on a timely basis and anticipate and prevent any complications during the transition period.

YEAR 2000 COMPLIANCE

         The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

         The Company has developed a phased Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation, validation testing, and contingency planning. The Company responds to customer concerns about prior versions of its products on a case-by-case basis.

         The Company has largely completed all phases of the plan with respect to the current versions of all its products. All products (software and hardware including micro-processors and micro-controllers) manufactured by Sames have been verified and modified if necessary. All products sold today comply with Year 2000 requirements. The Company is currently addressing and assuring its customers regarding their concerns.

         The Company's internal systems include both information technology ("IT") and non-IT systems. The Company has completed an assessment of its IT systems and non-IT systems. Outside consultants were contracted to provide assistance and assurances. The Company's suppliers have been contacted requesting Year 2000 information and have responded they are currently compliant or will be compliant soon.

         The Company has funded the Year 2000 readiness plan from operating cash flows. Costs incurred in connection with Year 2000 compliance projects have not been material. Costs incurred through November 30, 1998 were $.2 million; additional costs are estimated to be approximately $.1 million.

         The Company has made an effort to minimize the potential risk associated with Year 2000 issues. The Company expects the worst scenario to be the temporary shutdown of a computer system that could result in a slowdown of shipments of products. An estimate of potential loss has not been made.

         The Company is currently developing a comprehensive contingency plan to address Year 2000 compliance situations that may arise. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, general economic conditions; competitive factors; fluctuations in currency exchange rates; alliances with strategic partners; product competition; economic and political conditions in international markets; the Company's ability to maintain favorable supplier relationships and arrangements; developing and emerging foreign and domestic markets; the effectiveness of the Company's compliance review and implementation plan to identify and resolve Year 2000 issues; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION OF FINANCIAL STATEMENTS

         A substantial portion of the Company's non-U.S. transactions are denominated in French francs. Although Sames France is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At November 30, 1998, the French franc had appreciated relative to the U.S. dollar by approximately 3.4% compared to the prior year end; however, the average French franc/U.S. dollar exchange rate was 2.6% lower in fiscal 1998 than in fiscal 1997. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

         In fiscal 1998, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized gain of $.3 million. Unrealized foreign currency translation losses of $3.0 million and $2.6 million were recorded in fiscal 1997 and fiscal 1996, respectively.

         Foreign currency exchange transactions have not typically resulted in significant gains or losses, although Sames France recorded a gain of $.6 million in fiscal 1997. The Company generally does not use derivative financial instruments to manage currency exchange rate risks and no such instruments were outstanding as of November 30, 1998.

QUARTERLY FLUCTUATIONS

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that those fluctuations will continue. The fluctuations have been caused primarily by periodic changes in the components of the Company's sales mix. In particular, the Company's sales of large automotive installations can fluctuate substantially and they generally result in relatively lower gross profit margins. Sales of standard products and spare parts typically generate relatively higher gross profit margins. The Company therefore believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       (a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 27, 1999 under the caption "Election of Directors" and is incorporated herein by reference.

       (b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company is contained in Part I of this report and is incorporated herein by reference.

       (c) Section 16(a) Compliance. The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference to the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.      EXECUTIVE COMPENSATION

       The information required in response to this item will be contained in the Proxy Statement under the captions "Executive Compensation" and "Information Regarding Directors and Executive Officers" and is incorporated herein by reference.

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


February 26, 1999                         Binks Sames Corporation


                                          By: /s/ Arnold H. Dratt
                                             -----------------------------------
                                                    Arnold H. Dratt
                                                    President and Chief
                                                    Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                              DATE
---------                                          -----                              ----
/s/ Arnold H. Dratt                                President, Chief Executive         February 26, 1999
-----------------------------------------------    Officer and Director
Arnold H. Dratt
(Principal Executive Officer)

/s/ Kevin C. Higgins                               Vice President - Controller        February 26, 1999
-----------------------------------------------    International Operations and
Kevin C. Higgins                                   Assistant Treasurer
(Principal Financial and Accounting Officer)

/s/ Doran J. Unschuld                              Director                           February 26, 1999
-----------------------------------------------
Doran J. Unschuld

/s/ Clifford J. Vaughan                            Director                           February 26, 1999
-----------------------------------------------
Clifford J. Vaughan

/s/ Dr. Wayne F. Edwards                           Chairman of the Board              February 26, 1999
-----------------------------------------------
Dr. Wayne F. Edwards

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                                           PAGE
Independent Auditors' Report............................................... F-2

Financial Statements:

         Consolidated Balance Sheets, November 30, 1998 and 1997........... F-3

         Consolidated Statements of Operations, years ended
                  November 30, 1998, 1997, and 1996........................ F-5

         Consolidated Statements of Stockholders' Equity, years
                  ended November 30, 1998, 1997, and 1996.................. F-6

         Consolidated Statements of Cash Flows, years ended
                  November 30, 1998, 1997, and 1996........................ F-7

         Notes to Consolidated Financial Statements................. F-8 - F-20

Financial Statement Schedules:

All schedules are omitted as the required information is not applicable, or the information is presented in the accompanying consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
  and Stockholders
Binks Sames Corporation:

We have audited the accompanying consolidated balance sheets of Binks Sames Corporation (the Company) and consolidated subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Binks Sames Corporation and consolidated subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1998 in conformity with generally accepted accounting principles.


KPMG LLP


February 22, 1999

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                           November 30, 1998 and 1997

                      (in thousands, except share amounts)

      ASSETS                                                 1998                 1997
                                                       ---------------       --------------
      Current assets:
        Cash and cash equivalents.....................      $5,204                5,610
        Receivables, net..............................      44,795               49,504
        Inventories...................................      16,465               24,283
        Income taxes receivable.......................       2,502                3,178
        Deferred income taxes.........................       2,050                1,505
        Other current assets..........................         675                  206
        Net assets of discontinued operations.........       1,569               60,533
                                                           -------             --------
          Total current assets........................      73,260              144,819
                                                           -------             --------

      Other noncurrent assets:
        Intangible assets.............................       2,442                2,527
        Deferred income taxes.........................         213                  189
        Other assets..................................       1,892                1,961
                                                           -------             --------
          Total other noncurrent assets...............       4,547                4,677
                                                           -------             --------

      Property, plant, and equipment, at cost:
        Land..........................................         682                  669
        Buildings.....................................       4,263                4,126
        Machinery and equipment.......................       7,752                7,353
                                                           -------             --------
                                                            12,697               12,148
        Less accumulated depreciation.................       7,971                7,106
                                                           -------             --------
          Net property, plant and equipment...........       4,726                5,042
                                                           -------             --------
                                                           $82,533             $154,538
                                                           -------             --------
                                                           -------             --------

See accompanying notes to consolidated financial statements.

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                           November 30, 1998 and 1997

                      (in thousands, except share amounts)

    LIABILITIES AND STOCKHOLDERS' EQUITY                                            1998                 1997
                                                                              ---------------       --------------
    Current liabilities:
      Bank overdrafts and notes payable..........................                  $6,014                    --
      Current maturities of long-term debt.......................                     196                   222
      Accounts payable...........................................                  30,316                37,899
      Accrued expenses:
        Salaries and wages.......................................                   6,617                 6,098
        Taxes, other than income taxes...........................                     466                   486
        Other....................................................                   9,002                 7,646
      Debt subsequently repaid with proceeds from sale of business                     --                59,000
                                                                                  -------              --------
          Total current liabilities..............................                  52,611               111,351
    Deferred compensation........................................                   7,366                 7,244
    Deferred income taxes........................................                      85                    91
    Long-term debt, less current maturities......................                   1,238                 1,307
                                                                                  -------              --------
          Total liabilities......................................                  61,300               119,993
                                                                                  -------              --------
    Stockholders' equity:
      Capital stock, $1 par value.  Authorized 12,000,000 shares;
        issued and outstanding 2,964,837 shares in 1998 and
        2,963,837 shares in 1997.................................                   2,965                 2,964
      Additional paid-in-capital.................................                  19,652                19,629
      Retained earnings (deficit)................................                    (300)              (13,333)
      Foreign currency translation adjustments...................                  (1,084)               (1,381)
                                                                                  -------              --------
        Total stockholders' equity...............................                  21,233                34,545
                                                                                  -------              --------
                                                                                  $82,533              $154,538
                                                                                  -------              --------
                                                                                  -------              --------


See accompanying notes to consolidated financial statements.

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended November 30, 1998, 1997, and 1996

                    (in thousands, except per share amounts)

                                                                                  1998          1997           1996
                                                                              ------------   -----------    -----------
Net sales..........................................................             $122,370        97,297        140,530
Cost of goods sold.................................................               83,719        61,029         95,641
                                                                                --------       -------        -------
  Gross profit.....................................................               38,651        36,268         44,889
Selling, general, and administrative expenses......................               29,578        28,916         29,968
Research and development costs.....................................                3,760         3,793          2,978
Litigation settlement costs........................................               10,675            --             --
                                                                                --------       -------        -------
  Operating income (loss)..........................................               (5,362)        3,559         11,943
                                                                                --------       -------        -------
Other expense (income):
  Interest expense.................................................                  759           783          1,090
  Other income, net................................................                 (299)       (1,147)            (9)
                                                                                --------       -------        -------
                                                                                     460          (364)         1,081
                                                                                --------       -------        -------
  Income (loss) from continuing operations before income taxes.....               (5,822)        3,923         10,862
Income tax expense (benefit).......................................               (2,564)        1,744          4,563
                                                                                --------       -------        -------
  Income (loss) from continuing operations, net of tax.............               (3,258)        2,179          6,299
Discontinued operations:
  Gain on sale of business.........................................                7,730            --             --
  Loss from operations, net of tax.................................              (18,105)      (42,259)       (17,407)
                                                                                --------       -------        -------
  Net loss.........................................................             $(13,633)      (40,080)       (11,108)
                                                                                --------       -------        -------
                                                                                --------       -------        -------
Income (loss) per share - basic:
  Continuing operations............................................             $  (1.10)          .71           2.04
  Discontinued operations - gain on sale of business...............                 2.61            --             --
  Discontinued operations - loss from operations...................                (6.11)       (13.78)         (5.64)
                                                                                --------       -------        -------
  Net loss.........................................................             $  (4.60)       (13.07)         (3.60)
                                                                                --------       -------        -------
                                                                                --------       -------        -------
Income (loss) per share - diluted:
  Continuing operations............................................             $  (1.10)          .70           2.04
  Discontinued operations - gain on sale of business...............                 2.61            --             --
  Discontinued operations - loss from operations...................                (6.11)       (13.62)         (5.63)
                                                                                --------       -------        -------
  Net loss.........................................................             $  (4.60)       (12.92)         (3.59)
                                                                                --------       -------        -------
                                                                                --------       -------        -------
Average number of shares:
  Common shares outstanding........................................                2,965         3,066          3,089
  Equivalent shares on outstanding stock options...................                   --            36              3
                                                                                --------       -------        -------
  Shares applicable to diluted earnings............................                2,965         3,102          3,092
                                                                                --------       -------        -------
                                                                                --------       -------        -------


See accompanying notes to consolidated financial statements.

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended November 30, 1998, 1997, and 1996

                    (in thousands, except per share amounts)

                                                                                        FOREIGN
                                                     ADDITIONAL         RETAINED        CURRENCY
                                         CAPITAL       PAID-IN          EARNINGS      TRANSLATION
                                          STOCK        CAPITAL          (DEFICIT)      ADJUSTMENTS      TOTAL
                                        ----------   ------------    --------------  ---------------  ---------
Balance at November 30, 1995........      $3,089        24,504           66,671            4,163        98,427
Net loss............................          --            --          (11,108)              --       (11,108)
Foreign currency translation
   adjustments......................          --            --               --           (2,556)       (2,556)
Cash dividends ($.40 per share).....          --            --           (1,236)              --        (1,236)
                                          ------       -------          --------         --------      --------

Balance at November 30, 1996........       3,089        24,504           54,327            1,607        83,527
Net loss............................          --            --          (40,080)              --       (40,080)
Foreign currency translation
   adjustments......................          --            --               --           (2,988)       (2,988)
Repurchase and retirement of 125,000
   shares of capital stock..........        (125)       (4,875)              --               --        (5,000)
Cash dividends ($.30 per share).....          --            --             (914)              --          (914)
                                          ------       -------          --------         --------      --------

Balance at November 30, 1997........       2,964        19,629           13,333           (1,381)       34,545
Net loss............................          --            --          (13,633)              --       (13,633)
Foreign currency translation
   adjustments......................          --            --               --              297           297
Stock options exercised.............           1            23               --               --            24
                                          ------       -------          --------         --------      -------
Balance at November 30, 1998........      $2,965        19,652             (300)          (1,084)       21,233
                                          ------       -------          --------         --------      -------
                                          ------       -------          --------         --------      -------


See accompanying notes to consolidated financial statements.

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended November 30, 1998, 1997, and 1996

                                 (in thousands)

                                                                  1998              1997                 1996
                                                             -------------      -------------       ------------
Cash flows from operating activities:
Continuing operations:
  Income (loss) from continuing operations..............        $(3,258)             2,179              6,299
  Adjustments to reconcile income (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization.......................            853              1,719              1,503
    Deferred compensation, net of payments..............            122               (272)               533
    Deferred income taxes...............................           (575)               433               (656)
    Other, net..........................................             (5)                14                 69
    Cash provided by (used in) changes in:
      Receivables.......................................          4,724               (903)            (2,486)
      Inventories.......................................          7,869              2,385             (5,732)
      Other current assets..............................            471              2,406             (6,530)
      Accounts payable..................................        (15,049)            15,152             (3,723)
      Accrued expenses..................................          1,891                338              5,671
      Income taxes......................................            478             (2,280)             1,333
                                                                -------            -------             ------
        Net cash provided (used) by continuing
          operations....................................         (2,479)            21,171             (3,719)
                                                                -------            -------             ------
Cash flows from investing activities:
  Purchases of property, plant, and equipment...........           (482)            (1,169)            (1,746)
  Proceeds from sale of property, plant, and equipment               --                 40                 --
  Other investments and assets                                       35              1,366               (249)
  Proceeds from sale of business                                 79,873                 --                 --
                                                                -------            -------             ------
        Net cash provided (used) by investing
          activities....................................         79,426                237             (1,995)
                                                                -------            -------             ------
Cash flows from financing activities:
  Cash dividends paid...................................             --               (914)            (1,236)
  Proceeds from borrowings..............................          7,469             17,000              2,000
  Net increase (decrease) in short-term borrowings......          6,141             (4,990)              (380)
  Purchase and retirement of capital stock..............             --             (5,000)                --
  Stock options exercised...............................             23                 --                 --
  Debt repaid with proceeds from sale of business.......        (66,469)                --                 --
  Principal payments on debt............................         (4,958)           (13,863)              (508)
                                                                -------            -------             ------
        Net cash used in financing activities...........        (57,794)            (7,767)              (124)
                                                                -------            -------             ------
Net cash provided (used) by discontinued operations.....        (19,148)           (16,543)             9,431
                                                                -------            -------             ------
Effect of exchange rate changes on cash.................           (411)              (564)              (252)
                                                                -------            -------             ------
        Net increase (decrease) in cash and cash
          equivalents...................................           (406)            (3,466)             3,341
Cash and cash equivalents at beginning of year..........          5,610              9,076              5,735
                                                                -------            -------             ------
Cash and cash equivalents at end of year                        $ 5,204              5,610              9,076
                                                                -------            -------             ------
                                                                -------            -------             ------
Supplemental cash flows disclosures-cash paid for:
  Interest..............................................        $   382                432                660
  Income taxes (refunds)................................           (437)             3,730              2,713
                                                                -------            -------             ------
                                                                -------            -------             ------

See accompanying notes to consolidated financial statements.

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1998, 1997, and 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND REPORT PREPARATION

         The consolidated financial statements include the accounts of the Company and consolidated subsidiaries in the U.S., France, Sweden, and Japan. All material intercompany balances and transactions havw been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions which affect reported results of operations, financial position, and various disclosures. Actual results could differ from those estimates.

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

         FORWARD EXCHANGE CONTRACTS

         The Company periodically enters into forward exchange contracts as hedges against accounts receivable and accounts payable denominated in currencies other than the currency used in preparing the financial statements. Market value gains and losses on the foreign exchange contracts are recognized and offset the foreign exchange gains or losses on the related accounts receivable and accounts payable. There were no forward exchange contracts outstanding at November 30, 1998.

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

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1998, 1997, and 1996

         IMPAIRMENT OF LONG-LIVED ASSETS

         In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown is required.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs are charged to expense when incurred. Research and development costs were $3.8 million, $3.8 million, and $3.0 million in fiscal 1998, 1997, and 1996, respectively.

         ADVERTISING EXPENSES

         Advertising costs are charged to expense when incurred. Advertising costs were $.5 million, $.6 million, and $.6 million in fiscal 1998, 1997, and 1996, respectively.

         INCOME TAXES

         The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

         STOCK-BASED COMPENSATION

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to apply the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as discussed in note 13 to the consolidated financial statements.

                             BINKS SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1998, 1997, and 1996

         NET INCOME (LOSS) PER SHARE

         Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not.

         RECLASSIFICATIONS

         Certain amounts in the fiscal 1997 and fiscal 1996 financial statements, as previously reported, have been reclassified to conform to the fiscal 1998 presentation. Research and development expenses have been reclassified from cost of goods sold to operating expense for all periods presented.

(2)      DISCONTINUED OPERATIONS

         On August 31, 1998, the Company announced it had signed a definitive agreement with Illinois Tool Works (ITW) to sell certain of the Company's domestic divisions, foreign subsidiaries, and standard products lines. On September 30, 1998, the Company completed the sale transaction.

         Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks standard products in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the research and development facility in Boulder, Colorado; and certain domestic branches and warehouses. All employees of the acquired businesses became employees of ITW upon closing the transaction. International operations included in the sale were businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operation. As part of the agreement, ITW assumed certain liabilities of the acquired portion of the businesses. During 1998, the Company reached agreement on the sale of two other businesses that had been part of its Binks operations. The above operations have been classified as discontinued operations in the Company's consolidated financial statements.

         The sale price related to the ITW agreement is subject to post-closing adjustments. The Company and ITW have not reached agreement on the amount of such adjustment. For purposes of determining the gain on the sale and the results of discontinued operations, the Company has estimated the amount of such adjustment. The estimated impact of the post-closing adjustment has been reflected in the Company's financial statements. While the Company does not believe that the ultimate resolution of the post-closing adjustment will have a significant impact on the Company's future net income, the adjustment could have an adverse effect on future net income and the Company is unable to predict with certainty the outcome at this time.

         The Company recorded a net gain on the sale of $7.7 million. No income tax provision was recorded because the taxable gain was offset by operating losses of the discontinued operations.

         In January 1998, the Company notified the developer and landlord of a site in Vernon Hills, Illinois, which had been expected to serve as the Company's headquarters, that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. In February 1999, the Company entered into a settlement agreement with the developer relating to litigation associated with the lease cancellation. The settlement agreement was for $2.4 million, which was paid by the Company on February 22, 1999. The settlement cost is classified as a component of discontinued operations in the Company's fiscal 1998 consolidated financial statements.

         Not included in the sale to ITW, and representing the continuing operations of the Company, are: the Company's largest subsidiary, Sames, S.A. (Sames, France) based in Grenoble, France; Sames North America, Inc. (Sames North America), headquartered in Livonia, Michigan; the North American powder systems group; and subsidiaries in Japan and Sweden.

(3)  RECEIVABLES

     Net receivables are comprised of the following at November 30 (in thousands):


                                                                       1998        1997
                                                                     -------      ------
         Trade ...............................................       $44,270      44,448
         Costs and estimated earnings in excess of billings on
                 uncompleted contracts .......................           957       3,915
         Other ...............................................         1,235       2,364
                                                                     -------      ------
                                                                      46,462      50,727
         Less allowance for doubtful receivables .............         1,667       1,223
                                                                     -------      ------
                                                                     $44,795      49,504
                                                                     -------      ------
                                                                     -------      ------

(4)  INVENTORIES

     Inventories at November 30 are summarized as follows (in thousands):


                                                                       1998        1997
                                                                     -------      ------
         Finished goods and service parts ......................     $11,288      10,283
         Work in process .......................................       4,445      13,372
         Raw material ..........................................         732         628
                                                                     -------      ------
                                                                     $16,465      24,283
                                                                     -------      ------
                                                                     -------      ------

(5)  NON-U.S. SUBSIDIARIES

     Financial information relating to non-U.S. subsidiaries is summarized as follows (in thousands):


                                                        1998          1997      1996
                                                      --------      -------    -------
         Total assets ..........................      $ 59,233       70,558     70,450
         Total liabilities .....................        45,652       50,574     48,621
                                                      --------      -------    -------
         Net assets ............................      $ 13,591       19,984     21,829
                                                      --------      -------    -------
                                                      --------      -------    -------
         Net sales .............................      $ 88,653       72,058    100,528
                                                      --------      -------    -------
                                                      --------      -------    -------
         Earnings (loss) before income taxes (a)      $ (6,358)       4,090      7,481
                                                      --------      -------    -------
                                                      --------      -------    -------
         Net earnings (loss) (a) ...............      $ (3,924)       2,661      4,510
                                                      --------      -------    -------
                                                      --------      -------    -------


--------------

(a) Includes litigation settlement costs of $10.7 million ($6.2 million, net of tax benefits) in fiscal 1998.

(6)  CREDIT FACILITIES AND DEBT

     LINES OF CREDIT AND OVERDRAFT FACILITIES

     In October 1998, the Company entered into a $10 million, prime rate, asset-based, three year revolving line of credit agreement with CIT
     Group to support the Company's operations and continued growth in the North American automotive and general industrial finishing markets. Borrowings under the line of credit are collateralized by substantially all of the assets of Sames North America, as well as a pledge of its stock. The line of credit agreement contains, among other restrictive covenants, a covenant requiring the maintenance of a minimum level of net worth of Sames North America, which level was exceeded as of November 30, 1998.

     Together with other credit facilities, the Company has aggregate lines of credit and overdraft facilities of $19.6 million at November 30, 1998, against which the Company has overdrafts and notes payable to banks of $6.0 million, and letters of credit outstanding of $2.2 million. The remaining unused lines of credit and overdraft facilities are available to support the Company's U.S. operations ($4.1 million) and non-U.S. operations ($7.3 million).

     DEBT SUBSEQUENTLY REPAID WITH PROCEEDS FROM SALE OF BUSINESS

     Debt subsequently repaid with the proceeds from the sale of the Binks business to ITW is summarized as follows at November 30, 1997 (in millions):


     Bankers' acceptances under lines of credit expiring in 1998
     (6.31% to 6.44% in 1997)....................................... $13,500

     Borrowings under a line of credit expiring in 2002
     (6.75% to 6.875% in 1997)......................................  30,500

     Senior notes maturing through 2008 (7.14%).....................  15,000

     Debt subsequently repaid with proceeds from sale of business... $59,000
                                                                     -------
                                                                     -------

LONG-TERM DEBT

Consolidated long-term debt consists of the following at November 30 (in thousands):


                                                                             1998        1997
                                                                            ------      ------
     Loans maturing at various dates through 2001; weighted average
        interest rate of 2.8% in 1998 and 3.3% in 1997....................  $1,434      $1,529

     Less current maturities..............................................     196         222
                                                                            ------      ------

     Long-term debt, less current maturities..............................  $1,238      $1,307
                                                                            ------      ------
                                                                            ------      ------


The aggregate maturities of long-term debt due in fiscal years 2000 and 2001 are $144 thousand and $1.1 million, respectively. No long-term debt is scheduled to mature in 2002 or 2003.

(7)  INCOME TAXES

     The Company files a consolidated Federal income tax return which includes all U.S. subsidiaries.

     No provision is made for U.S. Federal income taxes which would be payable if undistributed earnings of non-U.S. subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $10.5 million at November 30, 1998, were to be distributed, the resulting U.S. Federal income taxes would be largely offset by net operating loss carryforwards.

     Foreign tax credit carryforwards at November 30, 1998 totaled $2.4 million. The foreign tax credit carryforwards expire as follows: $1.2 million in fiscal 1999 and $1.2 million in fiscal 2000.

     The Internal Revenue Service has completed its examination of the Company's Federal income tax returns through November 30, 1989.

     Income tax expense (benefit) is comprised as follows (in thousands):


                                 U.S.                 STATE AND
                               FEDERAL     NON-U.S.      LOCAL      TOTAL
                               -------     --------   ---------     -----
         Fiscal 1998:
           Current .........   $  (351)     (1,891)       253      (1,989)
           Deferred ........        --        (575)        --        (575)
                               -------      ------        ---      ------
                               $  (351)     (2,466)       253      (2,564)
                               -------      ------        ---      ------
                               -------      ------        ---      ------

         Fiscal 1997:
           Current .........        --       1,205        106       1,311
           Deferred ........       209         224         --         433
                               -------      ------        ---      ------
                               $   209       1,429        106       1,744
                               -------      ------        ---      ------
                               -------      ------        ---      ------

         Fiscal 1996:
           Current .........   $ 1,469       3,544        206       5,219
           Deferred ........       (83)       (573)        --        (656)
                               -------      ------        ---      ------
                               $ 1,386       2,971        206       4,563
                               -------      ------        ---      ------
                               -------      ------        ---      ------

Actual income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) as a result of the following (in thousands):


                                                                   1998        1997         1996
                                                                 -------      -------      -------
Computed "expected" tax expense (benefit) ..................     $(1,979)       1,334        3,693
Difference between U.S. and non-U.S. tax rates .............        (302)         354          249
Nondeductible expenses .....................................          75           82           (3)
State and local income taxes, net of Federal income
  tax benefit...............................................         168           70          136
Research tax credit ........................................          --           --          (84)
Change in the valuation allowance for deferred tax
  assets....................................................          --         (929)          --
Refund of prior years' Federal income taxes ................        (351)          --           --
Foreign tax credits less than U.S. taxes on dividends
  from foreign subsidiaries.................................          --          833        1,150
Other ......................................................        (175)          --         (578)
                                                                 -------      -------      -------
Income tax expense (benefit) ...............................     $(2,564)       1,744        4,563
                                                                 -------      -------      -------
                                                                 -------      -------      -------


The tax effects of net operating loss carryforwards, foreign tax credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1998 and 1997 are presented below (in thousands):


                                                             1998      1997
                                                           -------    ------
Deferred tax assets attributable to:
  Deferred compensation ................................   $ 2,659     2,487
  Inventories ..........................................       606       653
  Allowance for doubtful receivables ...................        40       288
  Foreign tax credit carryforwards .....................     2,390     2,597
  Accrued expenses .....................................     2,544     2,844
  Net operating loss carryforwards .....................     9,753    10,579
  Other ................................................       590       468
                                                           -------    ------
    Total gross deferred tax assets ....................    18,582    19,916
  Less valuation allowance .............................    16,235    18,009
                                                           -------    ------
    Total deferred tax assets ..........................     2,347     1,907
                                                           -------    ------
Deferred tax liabilities attributable to:
  Plant and equipment, principally due to differences in       126       129
    depreciation
  Other ................................................        43       175
                                                           -------    ------
    Total gross deferred liabilities ...................       169       304
                                                           -------    ------
    Net deferred tax assets ............................   $ 2,178     1,603
                                                           -------    ------
                                                           -------    ------


At November 30, 1998, the Company has net operating loss carryforwards of $26 million, which expire primarily in 2011 through 2013.

(8) EMPLOYEE BENEFITS

Through November 30, 1998, the Company maintained a defined contribution profit sharing plan. The Company contributed to the plan the lesser of 15% of the participants' compensation, 18% of the Company's adjusted net income as defined in the plan, or six times the total of the participants' contributions made for the year. Effective as of December 1, 1997, the Company was no longer required to make contributions to the profit sharing plan, but will make contributions to match certain employee contributions to the Company's 401(k) plan. Additionally, the Company maintains deferred compensation plans for certain present and former officers and key employees. The deferred compensation plan benefits are determined by a formula which considers the employee's average salary and years of service with the Company. The total expense relating to these plans was $1.2 million in 1998, $1.2 million in fiscal 1997, and $1.6 million in fiscal 1996.

(9) QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  QUARTER ENDED
                                           ----------------------------------------------------------
FISCAL 1998                                FEBRUARY 28        MAY 31       AUGUST 31      NOVEMBER 30
-----------                                -----------        ------       ---------      -----------
Net sales ..............................   $   31,954         28,410         25,155         36,851
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Gross profits ..........................   $    7,723          9,505          8,912         12,511
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Income (loss) from continuing operations   $       79         (4,776)           237          1,202
Loss from discontinued operations ......       (3,738)        (4,153)        (1,469)        (1,015)
                                           ----------         ------         ------         ------
Net income (loss) ......................   $   (3,659)        (8,929)        (1,232)           187
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Weighted average shares:
  Basic ................................        2,964          2,964          2,965          2,965
  Effect of stock options ..............           40             --             37             13
                                           ----------         ------         ------         ------
  Diluted ..............................        3,004          2,964          3,002          2,978
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Basic income (loss) per share:
  Continuing operations ................   $     0.03          (1.61)          0.08           0.40
  Discontinued operations ..............        (1.26)         (1.40)         (0.50)         (0.34)
  Net income (loss) ....................   $    (1.23)         (3.01)         (0.42)         (0.06)
Diluted income (loss) per share:
  Continuing operations ................   $     0.03          (1.61)          0.08           0.40
  Discontinued operations ..............        (1.24)         (1.40)         (0.49)         (0.34)
  Net income (loss) ....................   $    (1.21)         (3.01)         (0.41)         (0.06)


                                                                  QUARTER ENDED
                                           ----------------------------------------------------------
FISCAL 1997                                FEBRUARY 28        MAY 31       AUGUST 31      NOVEMBER 30
-----------                                -----------        ------       ---------      -----------
Net sales ..............................   $   26,724         22,928         27,822         19,823
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Gross profits ..........................   $    9,810          7,886          8,760          9,812
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Income (loss) from continuing operations   $    1,097           (445)            72          1,455
Loss from discontinued operations ......         (956)        (1,436)        (1,395)       (38,472)
                                           ----------         ------         ------         ------
Net income (loss) ......................   $      141         (1,881)        (1,323)       (37,017)
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Weighted average shares:
  Basic ................................        3,089          3,089          3,089          2,964
  Effect of stock options ..............           32             --             38             49
                                           ----------         ------         ------         ------
  Diluted ..............................        3,121          3,089          3,127          3,013
                                           ----------         ------         ------         ------
                                           ----------         ------         ------         ------
Basic income (loss) per share:
  Continuing operations ................   $     0.36          (0.14)          0.02           0.49
  Discontinued operations ..............        (0.31)         (0.46)         (0.45)        (12.98)
  Net income (loss) ....................   $     0.05          (0.60)         (0.43)        (12.49)
Diluted income (loss) per share:
  Continuing operations ................   $     0.35          (0.14)          0.02           0.48
  Discontinued operations ..............        (0.31)         (0.46)         (0.45)        (12.77)
  Net income (loss) ....................   $     0.04          (0.60)         (0.43)        (12.29)

(10) OPERATING LEASES

     The Company occupies certain offices and uses certain equipment under operating lease arrangements. Rent expense under such arrangements was $1.7 million, $1.5 million, and $1.4 million in fiscal years 1998, 1997, and 1996, respectively.

     The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1998 are $679 thousand, $392 thousand, $210 thousand, $78 thousand, and $24 thousand in 1999 through 2003, respectively.

     It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1998.

(11) CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

(12) REPURCHASE AND RETIREMENT OF CAPITAL STOCK

     In September 1997, the Company repurchased 125,000 shares of its capital stock from the profit sharing plan, at the price of $40.00 per share, or $5.0 million, and retired the shares.

(13) STOCK OPTION PLAN

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

     During fiscal 1998, certain officers and directors of the Company were granted options to purchase 125,000 shares at exercise prices ranging from $12.13 to $17.25 per share. These options became fully vested as of the dates on which they were granted. These options were granted under the authority of the Board of Directors of the Company apart from the Company's 1996 stock option plan.

Changes in options outstanding are summarized as follows:


                                                                  RANGE OF          WEIGHTED-AVERAGE
                                                OPTIONS        EXERCISE PRICES       EXERCISE PRICES
                                                -------        ---------------       ---------------

   Granted - fiscal 1996...........              93,500           $ 23.375               $23.375
   Balance, November 30, 1996......              93,500             23.375                23.375
   Granted - fiscal 1997...........              32,500             40.375-43.000         42.52
   Forfeited - fiscal 1997.........              (4,000)            23.375                23.375
                                                -------
   Balance, November 30, 1997......             122,050             23.375-43.00          28.47
   Granted - fiscal 1998...........             155,100             12.125-45.25          17.70
   Exercised - fiscal 1998.........              (1,000)            23.375                23.375
   Forfeited - fiscal 1998.........             (46,050)            23.375-45.25          32.63
                                                -------
   Balance, November 30, 1998......             230,100             12.125-44.625         20.40
                                                -------             -------------        -------
                                                -------             -------------        -------

Of the options outstanding at November 30, 1998, options on 204,500 shares were exercisable at a weighted average price of $19.54 per share. At November 30, 1997, options on 57,625 shares were exercisable at a weighted average price of $23.38 per share. None of the options outstanding at November 30, 1996 were exercisable. At November 30, 1998, there were 194,900 shares available for future grants under the 1996 Plan. The following table summarizes information regarding stock options outstanding and exercisable at November 30, 1998:


                          Options outstanding                           Options exercisable
------------------------------------------------------------------- ----------------------------

                                          Weighted
                                           average       Weighted                     Weighted
                                          remaining      average                      average
      Range of          Options             live         exercise      Options        exercise
  exercise prices     outstanding        (in years)       price      exercisable       price
-----------------   ---------------- ------------------ ----------- --------------- ------------
$12.13-23.38            211,000              9.2          $18.38       190,500         $17.84
$40.38-44.63             19,100              8.8           42.69        14,000          42.58
------------            -------              ---          ------       -------         ------
Total options           230,100              9.2           20.40       204,500          19.54
------------            -------              ---          ------       -------         ------
------------            -------              ---          ------       -------         ------


Using the Black-Scholes model and the following assumptions, the estimated weighted average fair value of options granted in fiscal 1998, 1997, and 1996 were $8.85, $13.15, and $6.84, respectively.


                                                            1998    1997
                                                            ----    ----
                Risk free interest rate...............      5.7%     6.2
                Expected dividend yield...............        --     0.9
                Expected volatility...................      57.4    25.2
                Estimated lives of options (in years)        5.0     5.0
                                                            ----    ----
                                                            ----    ----

     The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. Had compensation expense for the Company's stock option activity been calculated under the provisions of SFAS No. 123, the Company's loss from continuing operations and net loss for fiscal 1998 would have increased by $1.2 million ($0.40 per share). The Company's net loss for fiscal 1997 would have increased by $394 thousand ($0.13 per share). During the phase-in period of SFAS No. 123, the estimation of compensation costs reflects only a partial vesting of options. In future years, the estimated pro forma compensation costs may be higher depending upon, among other factors, the number of options granted.


(14) STOCKHOLDER RIGHTS PLAN

     On February 2, 1990, the Company declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record on February 13, 1990. Certain terms of the Rights were amended on January 21, 1991. Each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Capital Stock, at a price of $100 per share, subject to adjustment. The Rights become exercisable ten days after the earliest to occur of (i) the public announcement that a person or group of associated or affiliated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Capital Stock of the Company (the Stock Acquisition
     Date); (ii) the commencement of, or an announcement of an intention to make, a tender offer or exchange offer if, upon consummation thereof, any person or group of associated or affiliated persons would be the beneficial owner of 15% or more of the outstanding Capital Stock of the Company; or
     (iii) the Board of Directors declares any person owning 10% or more of the outstanding Capital Stock of the Company to be an "Adverse Person" pursuant to the criteria set forth in the Rights Agreement.

     If a person or group of associated or affiliated persons becomes the beneficial owner of 15% or more of the outstanding Capital Stock of the Company, the Company is the surviving corporation in a merger and the Capital Stock remains outstanding, an acquiring person engages in certain self-dealing transactions, or the Board of Directors declares any person to be an "Adverse Person" subject to certain adjustments and other conditions, each Right not owned or transferred by the acquiring person or Adverse Person will entitle the holder to purchase one share of Capital Stock of the Company at a purchase price of 20% of its then-market value. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, subject to certain adjustments and other conditions, each Right will entitle the holder to purchase capital stock of the acquiring company having a market value of $200 for a purchase price of $100. In August 1998, in connection with the sale of the Binks Business to ITW, the Company amended the Rights Agreement to exclude ITW from the definitions of "Acquiring Person" and "Adverse Person," and to exclude the sale from the definition of "Triggering Event."

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

(15) FORWARD EXCHANGE CONTRACTS

     The Company operates internationally, with manufacturing and distribution facilities in France and distribution and assembly facilities in the United States, Japan, and Sweden. The

     Company generally does not use derivative financial instruments to manage currency exchange rate risks and no such instruments were outstanding as of November 30, 1998.

(16) LITIGATION SETTLEMENT COSTS

     During fiscal 1998, the Company recorded costs and expenses related to the settlement of patent infringement litigation. Total costs were $10.7 million ($6.2 million, net of income tax benefits).

(17) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry, the manufacture and distribution of electrostatic spray finishing and coating application equipment. The Company's products are sold to customers in North America, South America, Europe, Asia, Africa, and Australia. U.S. exports to third-party customers are less than 10% of U.S. sales. No single customer accounts for more than 10% of the Company's net sales.

The table below presents the Company's consolidated continuing operations by geographic area: Americas; Europe (France and Sweden); and the Pacific Rim (Japan). Sales are presented by originating area. Interarea transfers comprise transactions among the Company and its subsidiaries in different geographic areas; these transfers are eliminated in consolidation.


                                                               1998          1997          1996
                                                           -----------     ---------     ---------
    Sales to unaffiliated customers (includes exports):
     Americas .........................................     $  33,718        25,238        40,001
     Europe ...........................................        81,810        66,114        93,486
     Pacific Rim ......................................         6,843         5,944         7,043
    Interarea transfers from:
     Americas .........................................           118            43           164
     Europe ...........................................        16,099         8,075        19,927
     Eliminations .....................................       (16,218)       (8,117)      (20,091)
                                                            ---------        ------       -------
       Total ..........................................     $ 122,370        97,297       140,530
                                                            ---------        ------       -------
                                                            ---------        ------       -------
    Operating income (loss):
     Americas .........................................     $     (10)          (72)        3,552
     Europe(a) ........................................        (4,261)        3,389         7,913
     Pacific Rim ......................................        (1,091)          242           478
                                                            ---------        ------       -------
       Total ..........................................     $  (5,362)        3,559        11,943
                                                            ---------        ------       -------
                                                            ---------        ------       -------
    Identifiable assets of continuing operations at
    November 30:
     Americas .........................................     $  30,833        26,918        48,840
     Europe ...........................................        45,490        62,586        59,437
     Pacific Rim ......................................         4,641         4,501         6,908
                                                            ---------        ------       -------
       Total ..........................................     $  80,964        94,005       115,185
                                                            ---------        ------       -------
                                                            ---------        ------       -------


(a) During fiscal 1998, the Company recorded costs and expenses related to the settlement of patent infringement litigation, which amounted to $10.7 million ($6.2 million, net of tax benefits).

                                  EXHIBIT INDEX

                             BINKS SAMES CORPORATION


Exhibit No.    Description
-----------    -----------
3.1            Restated Certificate of Incorporation.(1)

3.2            Amendment to Restated Certificate of Incorporation.(2)

3.3            Amended and Restated By-laws, as of October 28, 1998.(3)

4.3            Amended and Restated Rights Agreement, dated as of February 2,
               1990 and amended and restated as of January 21, 1991, between the Company and Harris Trust and Savings Bank, as successor rights agent.(4)

10.1(a)* Form of Executive Retirement Income Contracts between the Company and certain key employees.(5)

10.1(b)*       Form of Amendment to Executive Retirement Income Contract for
               Doran J. Unschuld.(1)

10.2* Forms of Employment Security Agreements between the Company and certain key employees.(1)

10.3* Form of Insurance Maintenance Agreement between the Company and each of its directors and officers.(1)

10.4*          Binks Sames Corporation Amended and Restated 1996 Stock Option
               Plan.(6)

10.5 Form of Bonus Agreements between the Company and certain executive officers and key employees.(7)

10.6           Settlement Agreement and Mutual Releases dated as of June 11,
               1998, by and among the Company, Continental Partners Group and Schiff, Hardin & Waite.(8)

10.7 Patent License and Settlement Agreement dated as of July 10, 1998 by and among the Company, Sames, S.A., Sames Electrostatic, Inc.,
               Behr Systems, Inc. and Durr Systems, GMbH.(8)

10.8* Consulting Agreement dated as of October 1, 1998 by and between the Company and The Dratt-Campbell Company.(9)

10.9 Second Amendment to Rights Agreement dated as of August 27, 1998, by and between the Company and Harris Trust and Savings Bank.(10)

10.10 Agreement of Purchase and Sale of Assets and Stock dated as of August 31 1998, by and between the Company and Illinois Tool
               Works Inc.(10)

10.11 Amendment to Agreement of Purchase and Sale of Assets and Stock dated as of September 30, 1998, by and between the Company and Illinois Tool Works Inc.(11)

10.12          Settlement Agreement and Mutual Release dated as of February 12,
               1999 by and between the Company and CWA Investment Company, L.L.C.(3)

10.13 Financing Agreement dated as of October 21, 1998 by and between the CIT Group/Business Credit, Inc. and Sames Electrostatic,
               Inc.(3)



10.14 Guaranty Agreement dated as of October 21, 1998 by and between the CIT Group/Business Credit, Inc. and Sames Electrostatic,
               Inc.(3)

10.15 Stock Pledge Agreement dated as of February 19, 1999 by and between the CIT Group/Business Credit, Inc. and the Company.(3)

10.16 Letter Agreement dated as of February 19, 1999 by and between the CIT Group/Business Credit, Inc. and the Company.(3)

21.1           List of subsidiaries.(3)

23.1           Consent of KPMG LLP.(3)

27.1           Financial Data Schedule.(3)


* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

1 Filed under corresponding exhibit number to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

2 Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

3    Filed herewith.

4 Filed under corresponding exhibit number to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

5 Filed under corresponding exhibit number to the Company's Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference.

6 Filed as an exhibit to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

7. Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 1998 and incorporated herein by reference.

8. Filed as exhibits to the Company's Form 10-Q for the period ended May 31, 1998 and incorporated herein by reference.

9. Filed as exhibits to the Company's Form 10-Q for the period ended August 31, 1998 and incorporated herein by reference.

10. Filed as exhibits to the Company's Current Report on Form 8-K dated September 2, 1998 and incorporated herein by reference.

11. Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1998 and incorporated herein by reference.