Form 10-Q
period 1999-02-28
BINKS SAMES CORP
filed 1999-04-14
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                       ----------------------------------

                                    FORM 10-Q
       (Mark One)


     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1999


    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

                          Commission file number 1-1416

                             BINKS SAMES CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 36-0808480
  ------------------------------           ------------------------------------
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
                            Yes   X               No
                                ------                ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Class                                Outstanding February 28, 1999
------------------------------                  -----------------------------
Capital Stock, par value $1.00                              2,964,837

PART I - FINANCIAL INFORMATION

      Item 1     SUMMARIZED FINANCIAL STATEMENTS

                 Company or group of companies for which report is filed:


              Binks Sames Corporation and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

               FEBRUARY 28, 1999 (UNAUDITED) AND NOVEMBER 30, 1998

                                                                   Feb 28,           Nov 30,
                                                                    1999              1998
                                                                   -------           -------
                                                                        ($000 omitted)
ASSETS
Current assets:
      Cash and cash equivalents                                    $  3,381           5,204
      Receivables, net                                               30,874          44,795
      Inventories                                                    17,901          16,465
      Other current assets                                            5,273           5,227
      Net assets of discontinued operations                             995           1,569
                                                                   --------         -------
Total current assets                                                 58,424          73,260

Other noncurrent assets                                               3,410           4,547

Property, plant and equipment, at cost                               12,292          12,697
      Less accumulated depreciation                                   7,835           7,971
                                                                   --------         -------
Net property, plant and equipment                                     4,457           4,726


TOTAL ASSETS                                                       $ 66,291          82,533
                                                                   --------         -------
                                                                   --------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable, bank overdrafts
          and current maturities of long-term debt                 $  2,531           6,210
      Accounts payable                                               23,420          30,316
      Other current liabilities                                      12,143          16,085
                                                                   --------         -------
Total current liabilities                                            38,094          52,611

Deferred compensation                                                 6,851           7,366

Deferred income taxes                                                    82              85

Long-term debt, less current maturities                               1,186           1,238
                                                                   --------         -------
Total liabilities                                                    46,213          61,300
                                                                   --------         -------
Stockholders' equity:
      Capital Stock, $1.00 par value.  Authorized 12,000,000          2,965           2,965
          shares; issued and outstanding 2,964,837
      Additional paid-in capital                                     19,652          19,652
      Retained earnings                                                (886)           (300)
      Accumulated other comprehensive income:
          Foreign currency translation adjustments                   (1,653)         (1,084)
                                                                   --------         -------
Total stockholders' equity                                           20,078          21,233
                                                                   --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 66,291          82,533
                                                                   --------         -------
                                                                   --------         -------

              Binks Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
                                   (Unaudited)


                                                                          For the three
                                                                           months ended
                                                                   -------------------------
                                                                   Feb 28,           Feb 30,
                                                                    1999              1998
                                                                   -------           -------
                                                                        ($000 omitted)
Net sales                                                          $ 17,776          31,954
Cost of goods sold                                                    9,682          24,231
                                                                   --------         -------
       Gross profit                                                   8,094           7,723

Selling, general and administrative expenses                          6,688           6,518
Research and development costs                                          994             940
                                                                   --------         -------
       Operating income                                                 412             265
                                                                   --------         -------
Other expense (income):
       Interest expense                                                 351             150
       Other expense (income), net                                     (530)            159
                                                                   --------         -------
                                                                       (179)            309
                                                                   --------         -------
Income (loss) from continuing operations
       before income taxes                                              591             (44)
Income tax benefit                                                       13             123
                                                                   --------         -------
Income from continuing operations, net of tax                           604              79
Loss from discontinued operations, net of tax                        (1,190)         (3,738)
                                                                   --------         -------
Net loss                                                           $   (586)         (3,659)
                                                                   --------         -------
                                                                   --------         -------
Income (loss) per share - basic
       Continuing operations                                       $    .20             .03
       Discontinued operations                                         (.40)          (1.26)
                                                                   --------         -------
       Net loss                                                    $   (.20)          (1.23)
                                                                   --------         -------
                                                                   --------         -------
Income (loss) per share - diluted
       Continuing operations                                       $    .20             .03
       Discontinued operations                                         (.40)          (1.24)
                                                                   --------         -------
       Net loss                                                    $   (.20)          (1.21)
                                                                   --------         -------
                                                                   --------         -------
Weighted average shares:
       Basic                                                          2,964           2,964
       Effect of stock options                                            8              40
                                                                   --------         -------
       Diluted                                                        2,972           3,004
                                                                   --------         -------
                                                                   --------         -------

              Binks Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           Three months ended February 28, 1999 and February 28, 1998
                                   (Unaudited)

                                                                  1999                1998
                                                                 ------              ------
                                                                        ($000 omitted)
Cash flows from operating activities:
Continuing operations:
     Income from continuing operations - net of tax               604                   79
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                          254                  329
           Deferred compensation, net of payments                (503)                  14
           Other, net                                             188                  (66)
   Cash provided by (used in) changes in:
           Receivables                                         12,361                5,146
           Inventories                                         (1,760)               2,775
           Other current assets                                  (499)                (987)
           Accounts payable                                    (3,310)              (8,786)
           Accrued expenses                                    (2,318)              (1,783)
           Income taxes                                             -                    3
                                                              -------              -------
Net cash provided by (used in) operating activities             5,017               (3,276)
                                                              -------              -------
Cash flows from investing activities:
           Purchase of property, plant and equipment             (104)                 (81)
           Other investments and assets                           (28)                 (61)
                                                              -------              -------
Net cash used in investing activities                            (132)                (142)
                                                              -------              -------

Cash flows from financing activities:
           Proceeds from long-term borrowings                       -                3,000
           Net increase (decrease) in short-term borrowings    (3,436)               1,329
           Principal payments on long-term debt                     -                  (10)
                                                              -------              -------
Net cash provided by (used in) financing activities            (3,436)               4,319
                                                              -------              -------
Net cash used by discontinued operations                       (3,099)              (3,898)
Effect of exchange rate changes on cash                          (173)                 (39)
                                                              -------              -------
Net decrease in cash and cash equivalents                      (1,823)              (3,036)
Cash and cash equivalents at beginning of period                5,204                5,610
                                                              -------              -------
Cash and cash equivalents at end of period                    $ 3,381                2,574
                                                              -------              -------
                                                              -------              -------

              BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FEBRUARY 28, 1999 (UNAUDITED) AND NOVEMBER 30, 1998

NOTE 1
The accompanying consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the year ended November 30, 1998.

NOTE 2
On March 29, 1999, the Company announced that it had received unsolicited inquiries by parties interested in acquiring all or a part of its operations. The Company has directed its primary external financial advisor, William Blair & Company, to review these unsolicited inquiries and to explore various strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company to a third party.

The Company's decision to move forward with this strategy was prompted by a lawsuit filed March 24, 1999 in Circuit Court in Chicago, Illinois by Illinois Tool Works Inc ("ITW"). The Company has been in discussions with ITW to resolve the amount of the purchase price adjustment associated with its sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard, or non-electrostatic, products that are referred to as "Binks Business". The Company and ITW had jointly agreed to mediate this dispute. Despite such agreement, ITW filed the suit seeking a preliminary injunction to, among other things, prevent the Company from making any material changes to its business. The suit does not seek specified monetary consideration but alleges, without substantiation, that the Company will owe ITW $20 million under the purchase price adjustment.

The Company had been in discussions with certain organizations to form strategic multi-market alliances to broaden its current global distribution channels. These alliances were to be consummated, and announced, during the first week of April 1999. The Company has suspended its discussions with its strategic alliance partners, pending resolution of the ITW matter, and intends to vigorously challenge the ITW court action, while seeking damages associated with this interference of the Company's future growth.

NOTE 3
In January 1998, the Company notified the developer and landlord of a site in Vernon Hills, Illinois, which had been expected to serve as the Company's headquarters, that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. In February 1999, the Company entered into a settlement agreement with the developer relating to litigation associated with the lease cancellation. The settlement agreement was for $2.4 million, which was paid by the Company in February 1999. The settlement cost was classified as a component of discontinued operations in the Company's fiscal 1998 consolidated financial statements.

The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company. For information relating to other legal matters involving the Company, reference is made to item 3 - "Legal Proceedings" in the Company's Form 10-K for the year ended November 30, 1998.

              BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FEBRUARY 28, 1999 (UNAUDITED) AND NOVEMBER 30, 1998 - (CONTINUED)

NOTE 4
During first quarter fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the quarters ended February 28, 1999 and 1998 consisted of the following ($000 omitted):


                                                           THREE MONTHS ENDED FEBRUARY 28
                                                                  1999           1998
                                                               ---------      ---------
          Net loss                                             $  (586)        (3,659)
          Other comprehensive income (loss):
                 Foreign currency translation adjustment          (569)          (673)

          Comprehensive loss                                   $(1,155)        (4,332)

              BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT DEVELOPMENTS
On March 29, 1999, the Company announced that it had received unsolicited inquiries by parties interested in acquiring all or a part of its operations. The Company has directed its primary external financial advisor, William Blair & Company, to review these unsolicited inquiries and to explore various strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company to a third party.

The Company's decision to move forward with this strategy was prompted by a lawsuit filed March 24, 1999 in Circuit Court in Chicago, Illinois by Illinois Tool Works Inc ("ITW"). The Company has been in discussions with ITW to resolve the amount of the purchase price adjustment associated with its sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard, or non-electrostatic, products that are referred to as "Binks Business". The Company and ITW had jointly agreed to mediate this dispute. Despite such agreement, ITW filed the suit seeking a preliminary injunction to, among other things, prevent the Company from making any material changes to its business. The suit does not seek specified monetary consideration but alleges, without substantiation, that the Company will owe ITW $20 million under the purchase price adjustment.

The Company had been in discussions with specific organizations to form strategic multi-market alliances to broaden its current global distribution channels. These alliances were to be consummated, and announced, during the first week of April 1999. The Company has suspended its discussions with its strategic alliance partners, pending resolution of the ITW matter, and intends to vigorously challenge the ITW court action, while seeking damages associated with this interference of the Company's future growth.

On April 1, 1999, Mr. Philippe Vuillerme (47) became Managing Director of the Company's largest subsidiary, Sames, S.A. (Sames France). Mr. Vuillerme is an engineer by training, and has held senior positions in Europe and the United States with multinational corporations, including Procter and Gamble and Avery Dennison. Mr. Vuillerme has been responsible for managing supply chain issues, information systems, key customer accounts, new product development, and marketing. As a senior manager of the Company, Mr. Vuillerme's focus at Sames France will be to increase profitability by reducing product cost, shortening manufacturing cycle time, and increasing customer satisfaction through service, quality, price and on-time delivery.

RESULTS OF OPERATIONS
The Company had net sales of $17.8 million in first quarter fiscal 1999, a decrease of $14.2 million, or 44%, from the $32 million reported for first quarter fiscal 1998. The majority of the sales decline was experienced by Sames France. In first quarter fiscal 1999, the sales mix of Sames France was more heavily weighted toward lower volume, higher margin standard equipment and spare part sales. This sales volume decline, relative to the prior year, was anticipated as the backlog and stages of completion of large automotive installations resulted in unusually strong revenue recognition in first quarter fiscal 1998. The remaining sales decline was attributable to slightly lower sales levels in the Company's other geographic locations, partially offset by currency translation gains, on a consolidated basis, versus first quarter 1998.

Gross profit increased $371 thousand in first quarter fiscal 1999 as compared to first quarter fiscal 1998. The gross profit margin was 45% in first quarter fiscal 1999 as compared to 24% for the same period last year. This significant increase was primarily due to the favorable cost impact, and associated benefit to gross profit and margin, of the Company's sales mix as experienced by Sames France. The margin improvement versus first quarter 1998 was also anticipated by the Company due to the lower relative contribution to sales of large automotive installations in the quarter as compared to the prior year.

Due entirely to fluctuations in currency translation rates on a comparative quarter-to-quarter basis, selling, general, and administrative expenses increased $170 thousand (3%) as compared to first quarter fiscal 1998. Management's continued emphasis on cost containment and profitability resulted in these expenses remaining essentially flat in first quarter fiscal 1999 compared to first quarter fiscal 1998.

                 BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Expenses associated with research and development efforts increased by $54 thousand versus first quarter 1998. These costs, as incurred in France, were similarly affected by the higher average translation rate, and were essentially equal to the prior year's level.

Interest expense increased by $201 thousand, and was reflective of increased borrowing levels, primarily in North America.

Other income and expense includes interest income, foreign currency exchange gains and losses, and miscellaneous income. Other income in first quarter fiscal 1999 amounted to $530 thousand as compared to expense of $159 thousand during the first quarter of the prior year. The majority of other income in first quarter fiscal 1999 was attributable to foreign currency transaction gains.

Income tax benefit was $13 thousand on pretax income of $591 thousand in first quarter fiscal 1999, as compared to income tax benefit of $123 thousand on a pretax loss of $44 thousand in first quarter fiscal 1998. The consolidated relationship of income tax benefit and pretax income or loss was a function of the Company's geographical mix of pretax profitability, and the utilization of available domestic net operating loss carryforwards.

As a result of all of the factors above, the Company recorded net income from continuing operations of $604 thousand ($.20 per diluted share) in first quarter fiscal 1999 as compared to net income of $79 thousand ($.03 per diluted share) in first quarter fiscal 1998.

For first quarter fiscal 1999, the loss from discontinued operations was $1.2 million ($.40 per diluted share) as compared to $3.7 million ($1.24 per diluted share) in first quarter fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES
Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. At February 28, 1999, the Company had aggregate credit facilities of approximately $16.3 million, borrowings under these facilities of $3.5 million, and amounts available under these facilities of $12.8 million.

In first quarter fiscal 1999, the Company generated cash flow of $5 million from operating activities primarily due to a significant reduction in accounts receivable from fiscal 1998 year-end levels. This was partially offset by cash usages related to increased inventory levels and reductions of accounts payable and accrued liabilities.

The Company used $132 thousand in investing activities during first quarter fiscal 1999 primarily related to purchases of capital equipment.

The Company used approximately $3.4 million to reduce its short-term borrowings during first quarter fiscal 1999.

During first quarter fiscal 1999, the Company used a net $3.1 million in discontinued operations, including $2.4 million disbursed under the settlement agreement described in note 3 of notes to consolidated financial statements.

              BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


QUARTERLY FLUCTUATIONS
The Company has experienced significant quarterly fluctuations in operating results and anticipates that those fluctuations will continue. The fluctuations have been caused by periodic changes in the components of the Company's sales mix. In particular, the Company's sales of large automotive installations can fluctuate substantially and they generally result in relatively lower gross profit margins. Sales of standard products and spare parts typically generate relatively higher gross profit margins. The Company therefore believes that quarter-to-quarter comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

YEAR 2000 COMPLIANCE
The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to determine whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

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

The Company has funded the Year 2000 readiness plan from operating cash flows. Costs incurred in connection with Year 2000 compliance projects have not been material. Costs incurred in fiscal 1998 were approximately $200 thousand. Total additional costs, to be incurred during fiscal 1999, are estimated to be approximately $100 thousand.

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

              BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions are denominated in French francs. Although Sames France is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At February 28, 1999, the French franc had depreciated by approximately 4.4% compared to the prior year end. However, the average French franc/U.S. dollar exchange rate was approximately 5.6% higher in first quarter fiscal 1999 than in first quarter fiscal 1998. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

In first quarter 1999, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $569 thousand. An unrealized foreign currency translation loss of $673 thousand was recorded in first quarter fiscal 1998.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames North America recorded a gain of approximately $407 thousand during first quarter fiscal 1999. The gain was recorded due to the combination of a relatively high intercompany payable to Sames France, as denominated in French francs, and the depreciation of the French franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at February 28, 1999.

Statements regarding the Company's potential and pending strategic alliances, Year 2000 compliance, discussions with ITW and effects of the euro conversion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, general economic and market conditions, the ability of the Company to reach definitive agreements with potential strategic partners, the effectiveness of the Company's Year 2000 compliance, transition issues related to the euro and the outcome of legal proceedings involving ITW. No assurance can be given that the forward-looking statements will prove to be correct.


                                       -9

              BINKS SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 See Note 4 to Consolidated Financial Statements for the period ended February 28, 1999
                     (Unaudited) contained herein.

Items 2 through 5    not applicable

Item 6        (a)    Exhibits

                     Exhibit 10.1 - First amendment to Consulting
                     Agreement dated as of March 30, 1999 by and between the Company and The Dratt-Campbell Company.

              (b)    Reports on Form 8-K

                     none


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINKS SAMES CORPORATION


/s/ Kevin C. Higgins
--------------------
Vice President - Controller International Operations and Assistant Treasurer Principal Accounting and Financial Officer

/s/ Arnold H. Dratt
-------------------
Arnold H. Dratt - President, Chief Executive Officer and Director
Principal Executive Officer

Date      April 14, 1999
          --------------