Form 10-Q
period 1999-05-31
BINKS SAMES CORP
filed 1999-07-13
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

       -------------------------------------------------------------------

                                    FORM 10-Q
(Mark One)


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 1999


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

             9201 WEST BELMONT AVENUE, FRANKLIN PARK, ILLINOIS 60131
       -------------------------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 847-737-5970

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                      No
                      -------                     -------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                 Class                               Outstanding May 31, 1999
----------------------------------------           -----------------------------
     Capital Stock, par value $1.00                         2,964,837

PART I - FINANCIAL INFORMATION

      Item 1   SUMMARIZED FINANCIAL STATEMENTS

               Company or group of companies for which report is filed:

                 Sames Corporation and Consolidated Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 MAY 31, 1999 (UNAUDITED) AND NOVEMBER 30, 1998

                                                                        May 31,           Nov 30,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                              ($000 omitted)
ASSETS

Current assets:
      Cash and cash equivalents                                       $      7,473             5,204
      Receivables, net                                                      32,253            44,795
      Inventories                                                           18,429            16,465
      Other current assets                                                   4,816             5,227
      Net assets of discontinued operations                                  1,140             1,569

                                                                      ------------      ------------
Total current assets                                                        64,111            73,260

Other noncurrent assets                                                      3,168             4,547

Property, plant and equipment, at cost                                      11,935            12,697
      Less accumulated depreciation                                          7,627             7,971
                                                                      ------------      ------------
Net property, plant and equipment                                            4,308             4,726


TOTAL ASSETS                                                          $     71,587            82,533
                                                                      ------------      ------------
                                                                      ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable, bank overdrafts
          and current maturities of long-term debt                    $      7,593             6,210
      Accounts payable                                                      26,749            30,316
      Other current liabilities                                              9,662            16,085

                                                                      ------------      ------------
Total current liabilities                                                   44,004            52,611

Deferred compensation                                                        6,720             7,366

Deferred income taxes                                                           79                85

Long-term debt, less current maturities                                      1,132             1,238
                                                                      ------------      ------------

Total liabilities                                                           51,935            61,300
                                                                      ------------      ------------

Stockholders' equity:
      Capital Stock, $1.00 par value.  Authorized 12,000,000                 2,965             2,965
          shares; issued and outstanding 2,964,837
      Additional paid-in capital                                            19,652            19,652
      Accumulated deficit                                                   (1,031)             (300)
      Accumulated other comprehensive income:
          Foreign currency translation adjustments                          (1,934)           (1,084)
                                                                      ------------      ------------

Total stockholders' equity                                                  19,652            21,233
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     71,587            82,533
                                                                      ------------      ------------
                                                                      ------------      ------------

                 Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 SIX MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
                                   (Unaudited)

                                                                    For the three                          For the six
                                                                    months ended                           months ended
                                                             ---------------------------             ---------------------------
                                                             May 31,             May 31,             May 31,             May 31,
                                                              1999                1998                1999                1998
                                                             -------             -------             -------             -------
                                                                   ($000 omitted)                          ($000 omitted)
Net sales                                                    $22,900              28,410              40,676              60,364
Cost of goods sold                                            15,033              18,905              24,715              43,136
                                                             -------             -------             -------             -------

       Gross profit                                            7,867               9,505              15,961              17,228

Selling, general and administrative expenses                   7,163               7,069              13,851              13,587
Research and development costs                                 1,022                 940               2,016               1,880
Litigation settlement costs                                        -               9,550                   -               9,550
                                                             -------             -------             -------             -------

       Operating income (loss)                                  (318)             (8,054)                 94              (7,789)
                                                             -------             -------             -------             -------

Other expense (income):
       Interest expense                                          172                 162                 523                 312
       Other expense (income), net                              (640)                233              (1,170)                392
                                                             -------             -------             -------             -------

                                                                (468)                395                (647)                704

                                                             -------             -------             -------             -------
Income (loss) from continuing operations
       before income taxes                                       150              (8,449)                741              (8,493)

Income tax benefit                                               177               3,673                 190               3,796
                                                             -------             -------             -------             -------

Income (loss) from continuing operations,
       net of tax                                                327              (4,776)                931              (4,697)

Loss from discontinued operations, net of tax                   (472)             (4,153)             (1,662)             (7,891)
                                                             -------             -------             -------             -------

Net loss                                                     $  (145)             (8,929)               (731)            (12,588)
                                                             -------             -------             -------             -------
                                                             -------             -------             -------             -------

Income (loss) per share - basic
       Continuing operations                                 $   .11               (1.61)                .31               (1.58)
       Discontinued operations                                  (.16)              (1.40)               (.56)              (2.66)
                                                             -------             -------             -------             -------
       Net loss                                              $  (.05)              (3.01)               (.25)              (4.24)
                                                             -------             -------             -------             -------
                                                             -------             -------             -------             -------

Income (loss) per share - diluted
       Continuing operations                                     .11               (1.61)                .31               (1.58)
       Discontinued operations                               $  (.16)              (1.40)               (.56)              (2.66)
                                                             -------             -------             -------             -------
       Net loss                                              $  (.05)              (3.01)               (.25)              (4.24)
                                                             -------             -------             -------             -------
                                                             -------             -------             -------             -------

Weighted average shares:
       Basic                                                   2,965               2,964               2,965               2,964
       Effect of stock options                                     9                   -                   7                   -
                                                             -------             -------             -------             -------
       Diluted                                                 2,974               2,964               2,972               2,964
                                                             -------             -------             -------             -------
                                                             -------             -------             -------             -------

                 Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
                                   (Unaudited)

                                                                                     1999                1998
                                                                                 --------------      --------------
                                                                                          ($000 omitted)
Cash flows from operating activities:
Continuing operations:
     Income (loss) from continuing operations, net of tax                                  931              (4,697)
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                   486                 489
           Deferred compensation, net of payments                                         (594)                 29
           Other, net                                                                      (44)                114
     Cash provided by (used in) changes in:
           Receivables                                                                   9,446               3,920
           Inventories                                                                  (2,841)              6,398
           Other current assets                                                            308              (1,297)
           Accounts payable                                                              1,878             (11,749)
           Accrued expenses                                                             (5,305)              4,136
           Income taxes                                                                   (377)                584
                                                                                 --------------      --------------
Net cash provided by (used in) operating activities                                      3,888              (2,073)
                                                                                 --------------      --------------

Cash flows from investing activities:
           Purchase of property, plant and equipment                                      (395)               (202)
           Other assets                                                                    221                 (34)
                                                                                 --------------      --------------
Net cash provided by (used in) investing activities                                       (174)               (236)
                                                                                 --------------      --------------

Cash flows from financing activities:
           Proceeds from long-term borrowings                                            1,064               5,073
           Net increase in short-term borrowings                                         3,000               4,136
           Principal payments on long-term debt                                         (1,007)                (56)
                                                                                 --------------      --------------
Net cash provided by financing activities                                                3,057               9,153
                                                                                 --------------      --------------

Net cash used by discontinued operations                                                (4,124)            (10,651)

Effect of exchange rate changes on cash                                                   (378)                (81)
                                                                                 --------------      --------------

Net increase (decrease) in cash and cash equivalents                                     2,269              (3,888)

Cash and cash equivalents at beginning of period                                         5,204               5,610
                                                                                 --------------      --------------

Cash and cash equivalents at end of period                                       $       7,473               1,722
                                                                                 --------------      --------------
                                                                                 --------------      --------------

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MAY 31, 1999 (UNAUDITED) AND NOVEMBER 30, 1998


NOTE 1
The accompanying consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended November 30, 1998.

NOTE 2
On March 29, 1999, Sames Corporation (the "Company") announced that it had received unsolicited inquiries by parties interested in acquiring all or a part of its operations. The Company has directed its primary external financial advisor, William Blair & Company, to review these unsolicited inquiries and to explore various strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company to a third party. This process is ongoing.

The Company continues to be in discussions with Illinois Tool Works Inc. ("ITW") to resolve the amount of the purchase price adjustment associated with its sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard, or non-electrostatic, products that are referred to as the "Binks Business." ITW has withdrawn the lawsuit filed March 24, 1999 that sought a preliminary injunction to, among other things, prevent the Company from making any material changes to its business.

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

The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company. For information relating to other legal matters involving the Company, reference is made to "Item 3 - Legal Proceedings" in the Company's Form 10-K for the year ended November 30, 1998.

NOTE 4
Comprehensive loss for the six months ended May 31, 1999 and 1998 consisted of the following ($000 omitted)

                                                                 Six months ended May 31
                                                                 -----------------------
                                                                   1999            1998
                                                                ---------       ----------
         Net loss                                               $   (731)       $ (12,588)
         Other comprehensive loss:
              Foreign currency translation adjustments              (850)            (366)
                                                                ---------       ----------
         Comprehensive loss                                     $ (1,581)       $ (12,954)
                                                                ---------       ----------
                                                                ---------       ----------

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS
On March 29, 1999, Sames Corporation (the "Company") announced that it had received unsolicited inquiries by parties interested in acquiring all or a part of its operations. The Company has directed its primary external financial advisor, William Blair & Company, to review these unsolicited inquiries and to explore various strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company to a third party. This process is ongoing.

The Company continues to be in discussions with Illinois Tool Works Inc. ("ITW") to resolve the amount of the purchase price adjustment associated with its sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard, or non-electrostatic, products that are referred to as the "Binks Business." ITW has withdrawn the lawsuit filed March 24, 1999 that sought a preliminary injunction to, among other things, prevent the Company from making any material changes to its business.

The Company had been in discussions with specific organizations to form strategic multi-market alliances to broaden its current global distribution channels. On April 29, 1999, the Company entered into an Amended and Restated Product Supply Agreement with one of its main customers for the last fifteen years, Fanuc Robotics North America, Inc. (FRNA). Under the terms of the agreement, FRNA has agreed to purchase liquid application products from the Company and the Company has agreed to purchase robotic paint products from FRNA for a minimum of three years at set quantities, prices and deliveries. The Company designates FRNA as their exclusive distributor for all liquid application equipment and systems for automotive and tier one customers in North America and the big three automakers in South America. In addition, there is a strong focus to jointly develop products, and also market products and systems to customers located outside the North and South American Markets. Both parties have agreed to provide each other with reasonable product training as well as engineering and technical assistance. FRNA has taken over the Company's North American automotive demonstration /laboratory facility through June 30, 2000. Recently, FRNA has hired thirteen key technical and service employees formerly employed by the Company. Lastly, for certain monthly royalty considerations and under the protective clauses of a license agreement, the Company has granted FRNA a limited non-exclusive license to manufacture, use and sell Bell Machines (liquid) over a term that is coterminous with the Supply Product Agreement.

On April 27, 1999, the stockholders of the Company approved a name change from the former Binks Sames Corporation to Sames Corporation.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended May 31, 1999 ("Second Quarter 1999") were $22.9 million compared to $28.4 million for the three months ended May 31, 1998 ("Second Quarter 1998"), a decrease of $5.5 million, or 19%. Net sales for the six months ended May 31, 1999 were $40.7 million compared to $60.4 million for the six months ended May 31, 1998, a decrease of $19.7 million, or 33%. Sames, S.A. ("Sames France") experienced the majority of the sales decline during the three and six month periods. During fiscal 1999, the sales mix of Sames France was more heavily weighted toward lower volume, higher margin standard equipment and spare part sales. This sales volume decline, relative to the prior year, was anticipated as the backlog and stages of completion of large automotive installations resulted in unusually strong revenue recognition primarily in first quarter fiscal 1998. The remaining sales decline was attributable to slightly lower sales levels in the Company's other geographic locations, partially offset by currency translation gains, on a consolidated basis.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GROSS PROFIT

Gross profit of $7.9 million and $16 million for Second Quarter 1999 and the six months ended May 31, 1999, respectively, decreased $1.6 million, or 17%, and $1.3 million, or 7%, respectively, from the comparable 1998 periods. Gross profit was 34% and 39% of sales for Second Quarter 1999 and the six months ended May 31, 1999, respectively, compared to 33% and 29%, respectively, for the comparable 1998 periods. The increase in the gross profit margin in the Second Quarter 1999 and the six months ended May 31, 1999, respectively, were primarily due to the impact of Company cost improvements and favorable sales mix as experienced mainly by Sames France and also due to the lower relative contribution to sales in fiscal 1999 of lower margin automotive systems in Europe as recorded in fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $7.2 million and $13.9 million for the Second Quarter 1999 and the six months ended May 31, 1999, respectively, compared to $7.1 million and $13.6 million, respectively, for the comparable 1998 periods. SG&A expense as a percentage of sales was 31% and 34% for the Second Quarter 1999 and the six months ended May 31, 1999, respectively, and 25% and 23%, respectively, for the comparable 1998 periods. In the Second Quarter, the Company's division in France took a one-time charge for severance costs in the amount of $.5 million. Excluding this charge, the Company's expenses decreased from comparable periods in 1998. These decreases are the result of management's cost control programs and emphasis on profitability while the higher percentages of SG&A to Net Sales are reflective of the sales volume decline in the six months ended May 31, 1999 as previously discussed.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expense was $1 million and $2 million for the Second Quarter 1999 and the six months ended May 31, 1998, respectively, compared with $.9 million and $1.9 million, respectively, for the comparable 1998 periods. The Company is continually engaged in experimental work on various paint and powder coating systems. The R&D costs were incurred solely in Sames France and were essentially equal to the prior year's level.

LITIGATION SETTLEMENT COSTS

The Company recorded litigation settlement costs of $9.6 million in the Second Quarter 1998. The amount paid was related to the settlement of patent infringement litigation, which provided the Company with a non-exclusive, worldwide, lifetime license to use the patents in question.

INTEREST EXPENSE

Interest expense was $.2 million and $.5 million for the Second Quarter 1999 and the six months ended May 31, 1999, respectively, compared with $.2 million and $.3 million, respectively, for the comparable 1998 periods. Interest expense increased in the six months ended May 31, 1999 primarily due to increased borrowing levels in North America.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OTHER EXPENSE - NET

Other income was $.6 million and $1.2 million for the Second Quarter 1999 and the six months ended May 31, 1999, respectively, compared with other expense of $.2 million and $.4 million, respectively, for the comparable 1998 periods. The majority of other income in the Second Quarter 1999 and the six months ended May 31, 1999 was attributable to foreign currency transaction gains, principally in North America. The majority of other expenses in the six months ended May 31, 1998 was due to miscellaneous other expenses in Sames France.

INCOME TAXES

The Company recorded an income tax benefit of $.2 million for the Second Quarter 1999 and the six months ended May 31, 1999. An income tax benefit of $3.7 million and $3.8 million was recorded for the Second Quarter 1998 and the six months ended May 31, 1998, respectively, based on a pretax loss of $8.5 million in both prior year periods, which consisted chiefly of the settlement of a patent infringement litigation discussed above. The consolidated relationship of income tax benefit and pretax income or loss was a function of the Company's geographical mix of pretax profitability, and, generally, the utilization of available domestic net operating loss carryforwards.

NET INCOME (LOSS)

As a result of all of the factors above, the Company recorded income from continuing operations of $.3 million ($.11 per diluted share) and $.9 million ($.31 per diluted share) in the Second Quarter 1999 and the six months ended May 31, 1999, respectively, compared to net loss from continuing operations of $4.8 million (($1.61) per diluted share) and $4.7 million (($1.58) per diluted share), respectively, for the comparable 1998 periods.

The Company also recorded loss from discontinued operations, net of taxes of $.5 million (($.16) per diluted share) and $1.7 million (($.56 per diluted share) for the Second Quarter 1999 and the six months ended May 31, 1999, respectively, compared to losses, net of tax of $4.2 million (($1.40) per diluted share) and $7.9 million (($2.66) per diluted share) for the Second Quarter 1998 and the six months ended May 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. At May 31, 1999, the Company had aggregate credit facilities of approximately $17 million, borrowings under these facilities of $7.6 million, and amounts available under these facilities of $9.4 million.

In the six months ended May 31, 1999, the Company generated cash flow of $3.9 million from operating activities primarily due to a significant reduction in accounts receivable and, to a lesser degree, an increase of accounts payable from fiscal 1998 year-end levels. This was partially offset by cash usages related to increased inventory levels and reductions of accrued liabilities.

The Company obtained additional sources of funds of $3.1 million as a result of $4.1 million of long-term and short-term borrowings, less principal payments on long-term debt of $1 million.

In the six months ended May 31, 1999, cash of $4.1 million was used by discontinued operations, including $2.4 million disbursed under the settlement agreement described in note 3 of notes to consolidated financial statements.

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

The Company's suppliers have been contacted requesting Year 2000 information and have responded they are currently compliant or will be compliant soon. Since the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Also, the Company is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Due to these external factors, the Company cannot provide assurances that it will not be adversely affected by the Year 2000 date change.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions is denominated in French francs. Although Sames France is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At May 31, 1999, the French franc had depreciated by approximately 9.0% compared to the prior year-end. However, the average French franc/U.S. dollar exchange rate was approximately 2.3% higher in the six months ended May 31, 1999 than in the comparable 1998 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

In the six months ended May 31, 1999, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $850 thousand. An unrealized foreign currency translation loss of $366 thousand was recorded in the six months ended May 31, 1998.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames North America recorded a gain of approximately $687 thousand during the six months ended May 31, 1999. The gain was recorded due to the combination of a relatively high intercompany payable to Sames France, denominated in French francs, and the depreciation of the French franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at May 31, 1999.



Statements regarding the Company's potential and pending strategic alliances, discussions with William Blair & Company, Year 2000 compliance, exploration of strategic alliances for the Company, discussions with ITW and effects of the euro conversion constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, general economic and market conditions, the ability of the Company to reach definitive agreements with potential strategic partners, the effectiveness of the Company's Year 2000 compliance, transition issues related to the euro and the outcome of legal proceedings involving ITW. No assurance can be given that the forward-looking statements will prove to be correct.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 See Note 4 to Consolidated Financial Statements for the period ended May 31, 1999

Items 2, 3 and 5    Not applicable

Item 4              Submission of Matters to a Vote of Security-Holders

                    The annual meeting of stockholders of the Company was held on April 27, 1999. Three proposals were submitted to stockholders as described in the Company's proxy statement dated March 18, 1999. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

                    1.   The election of one director of the Company

                         Due to the announced sale process, George L. Joeckel, Jr., decided not to stand for election as a director.

                    2. The approval of an amendment to Article First of the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to change the name of the Company to "Sames Corporation."

                         Votes for:        2,666,537
                         Votes Against:       16,388
                         Abstain:             12,519

                    3. The ratification of KPMG LLP as the Company's independent accountants for the fiscal year ended November 30, 1999.

                         Votes for:        2,675,548
                         Votes Against:        7,253
                         Abstain:             12,643

Item 6              (a)  Exhibits
                         - Exhibit 10.1 - Amended and Restated Product Supply Agreement between Sames, S.A., Sames North
                         America, Inc., Binks Sames Corporation and Fanuc Robotics North America, Inc., dated, April 29, 1999.
                         - Exhibit 10.2 - First Amendment to Financing Agreement between the CIT Group/Business Credit, Inc. and Sames Electrostatic, Inc., dated, May 25, 1999.
                         - Exhibit 27 - Financial Data Schedule
                    (b)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAMES CORPORATION

/s/ Ronald A. Koltz
-------------------
Vice President - Controller Corporate Accounting
Principal Accounting and Financial Officer

/s/ Arnold H. Dratt
-------------------
Arnold H. Dratt - President, Chief Executive Officer and Director
Principal Executive Officer

Date July 15, 1999
     -------------