Form 10-Q
period 1999-08-31
BINKS SAMES CORP
filed 1999-10-14
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

       -------------------------------------------------------------------

                                    FORM 10-Q
(Mark One)


   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended August 31, 1999


   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Transition Period From                to
                                            -----------           ----------

                          Commission file number 1-1416

                                SAMES CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                36-0808480
----------------------------------    ----------------------------------------
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

                       Yes     X                          No
                           -----------                       -----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                  Class                          Outstanding August 31, 1999
-----------------------------------------      -------------------------------
     Capital Stock, par value $1.00                       2,966,837

PART I - FINANCIAL INFORMATION

      Item 1     SUMMARIZED FINANCIAL STATEMENTS

                 Company or group of companies
                 for which report is filed:

                         Sames Corporation and Consolidated Subsidiaries

                                  CONSOLIDATED BALANCE SHEETS

                        AUGUST 31, 1999 (UNAUDITED) AND NOVEMBER 30, 1998

                                                                   August 31,         Nov 30,
                                                                      1999             1998
                                                                --------------    --------------
                                                                        ($000 omitted)
ASSETS
Current assets:
      Cash and cash equivalents                                 $       7,581             5,204
      Receivables, net                                                 39,051            44,795
      Inventories                                                      19,796            16,465
      Other current assets                                              4,665             5,227
      Net assets of discontinued operations                               996             1,569
                                                                --------------    --------------
Total current assets                                                   72,089            73,260

Other noncurrent assets                                                 4,924             4,547

Property, plant and equipment, at cost                                 12,449            12,697
      Less accumulated depreciation                                     7,962             7,971
                                                                --------------    --------------
Net property, plant and equipment                                       4,487             4,726


TOTAL ASSETS                                                    $      81,500            82,533
                                                                --------------    --------------
                                                                --------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank overdrafts
          and current maturities of long-term debt              $       6,861             6,210
      Accounts payable                                                 28,913            30,316
      Other current liabilities                                        11,567            16,085
                                                                --------------    --------------
Total current liabilities                                              47,341            52,611

Non-current liabilities                                                10,631             7,451

Long-term debt, less current maturities                                 4,772             1,238
                                                                --------------    --------------

Total liabilities                                                      62,744            61,300
                                                                --------------    --------------
Stockholders' equity:
      Capital Stock, $1.00 par value.  Authorized 12,000,000            2,967             2,965
          shares; issued and outstanding 2,966,837 and
          2,964,837, respectively
      Additional paid-in capital                                       19,677            19,652
      Accumulated deficit                                              (2,176)             (300)
      Accumulated other comprehensive income:
          Foreign currency translation adjustments                     (1,712)           (1,084)
                                                                --------------    --------------

Total stockholders' equity                                             18,756            21,233
                                                                --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      81,500            82,533
                                                                --------------    --------------
                                                                --------------    --------------

                                      -1-

                 Sames Corporation and Consolidated Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              NINE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998
                                   (Unaudited)

                                                                For the three                            For the nine
                                                                 months ended                            months ended
                                                     -------------------------------------   -------------------------------------
                                                         August 31,          August 31,          August 31,          August 31,
                                                           1999                1998                1999                1998
                                                     -----------------   -----------------   -----------------   -----------------
                                                                ($000 omitted)                          ($000 omitted)
Net sales                                            $         24,522              25,155              65,198              85,519
Cost of goods sold                                             15,448              16,244              40,163              59,380
                                                     -----------------   -----------------   -----------------   -----------------

       Gross profit                                             9,074               8,911              25,035              26,139

Selling, general and administrative expenses                    6,722               7,159              20,573              20,746
Research and development costs                                    887                 939               2,903               2,819
Litigation settlement costs                                         -                   -                   -               9,550
                                                     -----------------   -----------------   -----------------   -----------------

       Operating income (loss)                                  1,465                 813               1,559              (6,976)
                                                     -----------------   -----------------   -----------------   -----------------
Other expense (income):
       Interest expense                                           424                 171                 947                 483
       Other expense (income), net                                225                 541                (945)                933
                                                     -----------------   -----------------   -----------------   -----------------

                                                                  649                 712                   2               1,416
                                                     -----------------   -----------------   -----------------   -----------------
Income (loss) from continuing operations
       before income taxes                                        816                 101               1,557              (8,392)

Income tax expense (benefit)                                      251                (137)                 61              (3,933)
                                                     -----------------   -----------------   -----------------   -----------------

Income (loss) from continuing operations,
       net of tax                                                 565                 238               1,496              (4,459)

Loss from discontinued operations, net of tax                  (1,710)             (1,469)             (3,372)             (9,360)
                                                     -----------------   -----------------   -----------------   -----------------

Net loss                                             $         (1,145)             (1,231)             (1,876)            (13,819)
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
Income (loss) per share - basic
       Continuing operations                         $            .19                 .08                 .50               (1.50)
       Discontinued operations                                   (.58)               (.50)              (1.13)              (3.16)
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
       Net loss                                      $           (.39)               (.42)               (.63)              (4.66)
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
Income (loss) per share - diluted
       Continuing operations                         $            .19                 .08                 .50               (1.50)
       Discontinued operations                                   (.57)               (.49)              (1.13)              (3.16)
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
       Net loss                                      $           (.38)               (.41)               (.63)              (4.66)
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
Weighted average shares:
       Basic                                                    2,966               2,965               2,965               2,964
       Effect of stock options                                     32                  37                  15                   -
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------
       Diluted                                                  2,998               3,002               2,980               2,964
                                                     -----------------   -----------------   -----------------   -----------------
                                                     -----------------   -----------------   -----------------   -----------------

                            Sames Corporation and Consolidated Subsidiaries

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine months ended August 31, 1999 and August 31, 1998
                                              (Unaudited)

                                                                        1999                1998
                                                                    -------------       -------------
                                                                              ($000 omitted)
Cash flows from operating activities:
Continuing operations:
     Income (loss) from continuing operations, net of tax           $      1,496              (4,459)
     Adjustments to reconcile income (loss) from continuing
        operations, net of tax, to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                     725                 726
           Deferred compensation, net of payments                           (642)               (109)
           Other, net                                                     (1,974)                (82)
   Cash provided by (used in) changes in:
           Receivables                                                     2,374              (6,891)
           Inventories                                                    (3,630)              6,466
           Other current assets                                              435              (3,740)
           Accounts payable                                                3,780              (1,213)
           Accrued expenses                                               (5,678)              4,718
           Income taxes                                                    1,712                  86
           Other non-current liabilities                                   3,885                   -
                                                                    -------------       -------------
Net cash provided by (used in) operating activities                        2,483              (4,498)
                                                                    -------------       -------------

Cash flows from investing activities:
           Purchase of property, plant and equipment                        (768)               (340)
           Other assets                                                    1,471                 713
                                                                    -------------       -------------
Net cash provided by (used in) investing activities                          703                 373
                                                                    -------------       -------------

Cash flows from financing activities:
           Proceeds from long-term borrowings                              4,765               7,542
           Net increase in short-term borrowings                             915               4,037
           Principal payments on long-term debt                             (917)               (160)
                                                                    -------------       -------------
Net cash provided by financing activities                                  4,763              11,419
                                                                    -------------       -------------

Net cash used by discontinued operations                                  (5,607)            (11,980)

Effect of exchange rate changes on cash                                       35                 (56)
                                                                    -------------       -------------

Net increase (decrease) in cash and cash equivalents                       2,377              (4,742)

Cash and cash equivalents at beginning of period                           5,204               5,610
                                                                    -------------       -------------

Cash and cash equivalents at end of period                          $      7,581                 868
                                                                    -------------       -------------
                                                                    -------------       -------------

                                      -3-

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AUGUST 31, 1999 (UNAUDITED) AND NOVEMBER 30, 1998


NOTE 1
The accompanying consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments except where indicated, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended November 30, 1998.

NOTE 2
On March 29, 1999, Sames Corporation (the "Company") announced that it had received unsolicited inquiries by parties interested in acquiring all or a part of its operations. The Company had directed its primary external financial advisor, William Blair & Company, to review these unsolicited inquiries and to explore various strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company to a third party. The Company has decided not to continue pursuing the exploration of strategic alternatives.

As a sign of confidence in the Company's future and improved cash flows, the Company has authorized the repurchase of up to 150,000 shares, or approximately 5%, of its common stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and proposed employee stock purchase plan. The Company had 2,966,837 shares outstanding as of August 31, 1999.

NOTE 3
The Company has reached agreement with Illinois Tool Works, Inc. ("ITW") to resolve an outstanding dispute relating to the purchase price adjustment associated with its sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard, or non-electrostatic, products that are referred to as the "Binks Business." Under the terms of the settlement, the Company has agreed to pay ITW approximately $6.1 million in sixteen quarterly installments, commencing September 30, 1999 and ending June 30, 2003. As a result of the agreement the Company has recorded a charge of $1.2 million to discontinued operations in the third quarter ended August 31, 1999, after discounting the settlement and considering the pre-existing accrual.

As part of the agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. The Company and ITW have resolved disputes which arose regarding these receivables. The Company has agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW in September, 1999.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AUGUST 31, 1999 (UNAUDITED) AND NOVEMBER 30, 1998



NOTE 4
In January 1998, the Company notified the developer and landlord of a site in Vernon Hills, Illinois, which had been expected to serve as the Company's headquarters, that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. In February 1999, the Company entered into a settlement agreement with the developer relating to litigation associated with the lease cancellation. The settlement agreement was for $2.4 million, which was paid by the Company in February 1999. The settlement cost was classified as a component of discontinued operations in the Company's fiscal 1998 consolidated financial statements.

The Company has certain other contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company. For information relating to other legal matters involving the Company, reference is made to "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

NOTE 5
Comprehensive (loss) gain for the nine months ended August 31, 1999 and 1998 consisted of the following ($000 omitted):

                                                  NINE MONTHS ENDED AUGUST 31,
                                                  ----------------------------
                                                       1999           1998
                                                       ----           ----
    Net loss                                         $(1,876)       (13,819)
    Other comprehensive (loss) gain:
        Foreign currency translation adjustments        (628)           482
                                                     --------       --------
      Comprehensive loss                             $(2,504)       (13,337)
                                                     --------       --------
                                                     --------       --------

                        SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT DEVELOPMENTS

On March 29, 1999, Sames Corporation (the "Company") announced that it had received unsolicited inquiries by parties interested in acquiring all or a part of its operations. The Company had directed its primary external financial advisor, William Blair & Company, to review these unsolicited inquiries and to explore various strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company to a third party. The Company has decided not to continue pursuing the exploration of strategic alternatives. Though the Company received a number of expressions of interest from both strategic and financial buyers, it believes that the execution of its business plan will result in greater value to its shareholders as compared to the results of any immediate sale of the Company from this process.

As a sign of confidence in the Company's future and improved cash flows, the Company's Board of Directors has authorized the repurchase of up to 150,000 shares, or approximately 5%, of its common stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchased program, the shares may be reissued to employees under the Company's stock option and proposed employee stock purchase plan. The Company had 2,966,837 shares outstanding as of August 31, 1999.

It is the Company's intention not to renew the Stockholder Rights Plan, as amended, which was adopted on February 2, 1990 and expires at the close of business on February 2, 2000. At the time of adoption, the Company had declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record as of February 13, 1990. Under certain circumstances, each Right, when exercisable, entitles the registered holder to purchase the Company's common stock at below market value.

The Company has reached agreement with Illinois Tool Works, Inc. ("ITW") to resolve an outstanding dispute relating to the purchase price adjustment associated with its sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard, or non-electrostatic, products that are referred to as the "Binks Business." Under the terms of the settlement, the Company has agreed to pay ITW approximately $6.1 million in sixteen quarterly installments, commencing September 30, 1999 and ending June 30, 2003. As a result of the agreement the Company has recorded a charge of $1.2 million to discontinued operations in the third quarter ended August 31, 1999, after discounting the settlement and considering the pre-existing accrual.

As part of the agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. The Company and ITW have resolved disputes which arose regarding these receivables. The Company has agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW in September, 1999.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


SIGNIFICANT DEVELOPMENTS

The Company had been in discussions with specific organizations to form strategic multi-market alliances to broaden its current global distribution channels. On April 29, 1999, the Company entered into an Amended and Restated Product Supply Agreement with one of its main customers for the last fifteen years, Fanuc Robotics North America, Inc. (FRNA), a world leader in robotic applications for automotive paint solutions. Under the terms of the agreement, FRNA has agreed to purchase liquid application products from the Company and the Company has agreed to purchase robotic paint products from FRNA for a minimum of three years. The Company designated FRNA as its exclusive distributor for all liquid application equipment and systems for automotive and tier one customers in North America and the U.S. "Big Three" automakers in South America. In addition, there is a strong focus to jointly develop products, and also market products and systems to customers located outside the North and South American markets. Both parties have agreed to provide each other with reasonable product training as well as engineering and technical assistance.

FRNA will operate the Company's North American automotive demonstration /laboratory facility through June 30, 2000. Recently, FRNA hired thirteen key technical and service employees formerly employed by the Company. Finally, for certain monthly royalty considerations and under the protective clauses of a license agreement, the Company has granted FRNA a limited non-exclusive license to manufacture, use and sell Bell Machines (liquid) to automotive and tier one customers in North America and the U.S. "Big Three" automakers in South America over a term that is co-terminous with the Product Supply Agreement.

On April 27, 1999, the stockholders of the Company approved a name change from the former Binks Sames Corporation to Sames Corporation.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended August 31, 1999 ("Third Quarter 1999") were $24.5 million compared to $25.2 million for the three months ended August 31, 1998 ("Third Quarter 1998"), a decrease of $.7 million, or 3%. Net sales for the nine months ended August 31, 1999 were $65.2 million compared to $85.5 million for the nine months ended August 31, 1998, a decrease of $20.3 million, or 24%. Sames, S.A. experienced the majority of the sales decline during the three and nine month periods. During fiscal 1999, the sales mix of Sames, S.A. has been more heavily weighted toward lower volume, higher margin standard equipment and spare part sales. This sales volume decline, relative to the prior year, was anticipated as the backlog and stages of completion of large automotive installations resulted in unusually strong revenue recognition primarily in first quarter fiscal 1998. The remaining sales decline was attributable to lower sales levels in the Company's other foreign locations, partially offset by currency translation gains, on a consolidated basis.

GROSS PROFIT

Gross profit of $9.1 million and $25 million for Third Quarter 1999 and the nine months ended August 31, 1999, respectively, increased $.2 million, or 2%, and decreased $1.1 million, or 4%, respectively, from the comparable 1998 periods. Gross profit was 37% and 38% of net sales for Third Quarter 1999 and the nine months ended August 31, 1999, respectively, compared to 35% and 31%, respectively, for the comparable 1998 periods. The increase in the Third Quarter 1999 was primarily due to the impact of the Company's cost control programs and a favorable sales mix as experienced mainly by Sames, S.A. The decrease in gross profit for the nine months ended August 31, 1999 was due generally to the 24% lower sales volume recorded in 1999 versus 1998 but offset significantly by higher margin sales in standard and spare part sales.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $6.7 million and $20.6 million for the Third Quarter 1999 and the nine months ended August 31, 1999, respectively, compared to $7.2 million and $20.7 million, respectively, for the comparable 1998 periods. SG&A expense as a percentage of net sales was 27% and 32% for the Third Quarter 1999 and the nine months ended August 31, 1999, respectively, and 28% and 24%, respectively, for the comparable 1998 periods.

In the second quarter 1999, the Company's subsidiary in France took a one-time charge for severance costs in the amount of $.4 million. Excluding this charge, the Company's 1999 expenses for the nine months ended August 31, 1999 decreased from the comparable period in 1998. These decreases are the result of management's cost control programs and emphasis on profitability while the higher percentages of SG&A to net sales in the nine months ended August 31, 1999 are reflective of the sales volume decline as previously discussed.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expense was $.9 million and $2.9 million for the Third Quarter 1999 and the nine months ended August 31, 1999, respectively, compared with $.9 million and $2.8 million, respectively, for the comparable 1998 periods. The Company is continually engaged in experimental work on various paint and powder coating systems. The R&D costs were incurred solely at Sames, S.A.

LITIGATION SETTLEMENT COSTS

The Company recorded litigation settlement costs of $9.6 million in the second quarter 1998. The amount paid was related to the settlement of patent infringement litigation, which provided the Company with a non-exclusive, worldwide, lifetime license to use the patents in question.

INTEREST EXPENSE

Interest expense was $.4 million and $.9 million for the Third Quarter 1999 and the nine months ended August 31, 1999, respectively, compared with $.2 million and $.5 million, respectively, for the comparable 1998 periods. Interest expense increased in the nine months ended August 31, 1999 primarily due to increased borrowing levels in Sames, S.A. and North America.

OTHER EXPENSE (INCOME) - NET

Other expense was $.2 million for the Third Quarter 1999 and other income was $.9 million for the nine months ended August 31, 1999 compared with other expense of $.5 million and $.9 million, respectively, for the comparable 1998 periods. The majority of other income in the nine months ended August 31, 1999 was attributable to foreign currency transaction gains, principally in North America. An increase in other expense at Sames, S.A. in the Third Quarter 1999 offset the foreign currency transaction gains previously mentioned.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


INCOME TAXES

The Company recorded an income tax expense of $.3 million and $.1 million for the Third Quarter 1999 and the nine months ended August 31, 1999, respectively. An income tax benefit of $0.1 million and $3.9 million was recorded for the Third Quarter 1998 and the nine months ended August 31, 1998, respectively. The 1998 year-to-date benefit was based on a pretax loss of $8.4 million in the nine months ended August 31, 1998, which consisted chiefly of the settlement of a patent infringement litigation discussed above. The consolidated relationship of income tax benefit and pretax income or loss was a function of the Company's geographical mix of pretax profitability, and, generally, the utilization of available domestic net operating loss carryforwards.

NET INCOME (LOSS)

As a result of all of the factors above, the Company recorded income from continuing operations of $.6 million ($.19 per diluted share) and $1.5 million ($.50 per diluted share) in the Third Quarter 1999 and the nine months ended August 31, 1999, respectively, compared to net income from continuing operations of $.2 million ($.08 per diluted share) and a net loss from continuing operations of $4.5 million (($1.50) per diluted share) for the Third Quarter 1998 and nine months ended August 31, 1998, respectively.

The Company also recorded losses from discontinued operations, net of tax of $1.7 million (($.57) per diluted share) and $3.4 million (($1.13 per diluted share) for the Third Quarter 1999 and the nine months ended August 31, 1999, respectively, compared to losses, net of tax of $1.5 million (($.49) per diluted share) and $9.4 million (($3.16) per diluted share) for the Third Quarter 1998 and the nine months ended August 31, 1998, respectively. The increase in the Third Quarter 1999 reflects the $1.2 charge resulting from the ITW settlement mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. At August 31, 1999, the Company had aggregate credit facilities of approximately $17.8 million, borrowings under these facilities of $9.0 million, and amounts available under these facilities of $8.8 million.

In the nine months ended August 31, 1999, the Company generated cash flow of $2.5 million from operating activities primarily due to a significant reduction in accounts receivable and, to a lesser degree, an increase of accounts payable from fiscal 1998 year-end levels. This was partially offset by cash usages related to increased inventory levels and reductions of accrued liabilities.

During 1999 the Company obtained additional sources of funds of $6.0 million as a result of $6.9 million of long-term and short-term borrowings, less principal payments on long-term debt of $.9 million.

In the nine months ended August 31, 1999, cash of $5.6 million was used by discontinued operations, including $2.4 million disbursed under the settlement agreement described in note 4 of notes to consolidated financial statements.

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

The Company has funded the Year 2000 readiness plan from operating cash flows. Costs incurred in connection with Year 2000 compliance projects have not been material. Costs incurred in fiscal 1998 were approximately $200 thousand. Total additional costs, incurred or to be incurred during fiscal 1999, are estimated to be approximately $100 thousand.

The Company's suppliers have been contacted requesting Year 2000 information and have responded they are currently compliant or will be compliant soon. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Also, the Company is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Due to these external factors, the Company cannot provide assurances that it will not be adversely affected by the Year 2000 date change.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions is denominated in French francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At August 31, 1999, the French franc had depreciated by approximately 9.0% compared to the prior year-end. However, the average French franc/U.S. dollar exchange rate was approximately the same in the nine months ended August 31, 1999 compared to the comparable 1998 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

In the nine months ended August 31, 1999, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $628 thousand. An unrealized foreign currency translation gain of $482 thousand was recorded in the nine months ended August 31, 1998.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames North America recorded a gain of approximately $.5 million during the nine months ended August 31, 1999. The gain was recorded due to the combination of a relatively high intercompany payable to Sames, S.A., denominated in French francs, and the depreciation of the French franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at August 31, 1999.


                                    # # # # #


Statements regarding the Company's future plans, expectations and strategies, potential and pending strategic alliances, collection of the accounts receivable repurchased from ITW and the effect of its decision to discontinue the Stockholder Rights Plan, Year 2000 compliance, and effects of the euro conversion constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, general economic and market conditions, the ability of the Company to reach and implement definitive agreements with potential strategic partners, the effectiveness of the Company's Year 2000 compliance and transition issues related to the euro. No assurance can be given that the forward-looking statements will prove to be correct.

                      SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART II - OTHER INFORMATION

 Item 1 See Note 5 to Consolidated Financial Statements for the period ended August 31, 1999

Items 2, 3
 4 and 5   Not applicable

 Item 6    (a) Exhibits
-              -  Exhibit 10.1 -  Settlement Agreement, dated September 23, 1999 between ITW and Sames Corporation
               -  Exhibit 10.2 - Assignment of Accounts
                  Receivable, dated September 23, 1999
                  between ITW and Sames Corporation
               -  Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K - None

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

Date      OCTOBER 15, 1999
          -----------------