Form 10-K
period 1999-11-30
BINKS SAMES CORP
filed 2000-02-28
CIK 12180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1999

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______
                        Commission File Number 001-01416

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

                                     60131
                                   (Zip Code)

                                 (847) 737-5970
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS          NAME OF EXCHANGE ON WHICH REGISTERED
----------------------        ------------------------------------
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

                                 Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $46,365,744 as of February 25, 2000 (based on the closing sale price as reported by the American Stock Exchange as of such date).

    As of February 25, 1999, the Registrant had outstanding 2,931,735 shares of Capital Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy      Incorporated into Part III
Statement for the Registrant's Annual Meeting
of Stockholders to be held on April 25, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

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

    The Company serves three primary geographic markets, North and South America, Europe and the Pacific Rim, and presently generates over 72% of its sales outside the United States. Please see the consolidated financial statements and notes thereto of the Company included herewith for information regarding the consolidated results of continuing operations of the Company attributable to certain countries in each of the Company's geographic markets.

    The Company divides its electrostatic products into two general groups: general industrial products and automotive paint systems. General industrial products consist of electrostatic spray guns and accessories. Automotive products include automatic electrostatic paint application machines as well as paint circulation equipment serving the global automotive market.

    The standard products, or non-electrostatic, business (the "Binks Business"), which included assets of the Company and its subsidiaries, was sold to Illinois Tool Works Inc. ("ITW") on September 30, 1998. As a result of the sale and transfer of assets, the remaining business of the Company focuses solely on electrostatic products for automotive and general industry applications.

PRODUCTS

    Sames provides a complete line of liquid electrostatic and powder application technology for the general industry and automotive markets on a global basis. In addition, complimentary equipment to the application equipment technology allows for providing complete paint and powder coating systems. The complimentary equipment includes delivery and circulation systems, overhead and side machines, reciprocators, powder spray booths and recovery systems and control packages.

    Electrostatic technology is the process of generating an electrical charge that causes paint or powder particles to be attracted to a grounded surface. Due to the electrical attraction of a charged particle to a grounded product, the transfer efficiency of the coating material can be greatly improved. The electrical charge can be generated by a power source or through frictional contact known as tribocharging. The tribocharging process is limited to powder coating materials. With over 50 years of experience and expertise in electrostatic technology, Sames is recognized as a world leader in the development of liquid and powder application equipment.

    Sames liquid electrostatic application equipment ranges from manual application spray guns to robot mounted spray guns and rotary atomizers to sophisticated rotary atomizers developed specifically for the automotive industry.

    For example, the newly developed Accuspeed System designed and manufactured by Sames offers automotive customers a technology that enables them to robotically spray waterborne materials at very high line speeds, and the system allows a spraying robot to change application devices very quickly. This technology is already well known and being used in many automotive body shops where robots change tools with different operations. This innovation allows for the design of very flexible automatic paint processes.

The main benefits of this technology are:

    - Higher transfer efficiency than with conventional external change systems

    - Very low paint waste during color change

    - Easier maintenance

    - Ability to quickly change applicators and atomizing devices

    - Quick return on investment due to paint savings

    Sames also continues to develop products for the growing general industry market. Building on its success with the MIV manual liquid electrostatic spray gun, Sames expects to shortly introduce the PIV automatic liquid electrostatic spray gun, which is modeled after the MIV. In addition, Sames will also introduce a general industry version of the successful PPH 607 used in the automotive market. The PPH 308 will feature a magnetic turbine and improved application performance.

    Sames was also the first to develop electrostatic application technology for powder coatings. The technology has evolved within Sames to a complete range of applicators, including electrostatic and tribocharging technology. The application of the powder coatings can be accomplished through a manual or automatic spray gun, powder bell or disk.

    The major remaining challenge for powder coating installations is to reduce the length of time for a color change. Sames developed the PVV EasyColor powder system that allows for a color change in 10 minutes, including the automatic cleaning of the application equipment. The PVV powder booth is constructed of a plastic and honeycomb composite to minimize powder accumulation on the booth walls. Introduced during late 1999, the PVV is already selling at a rate of 12 systems per year.

    As Sames looks to the future, product development will continue to focus on the demands and needs of the marketplace. This includes matching the products developed by Sames with the new developments of industry partners. As the marketplace looks toward new coating materials, substrates, and finishing processes, Sames will continue to be a technology leader. As part of its strategy to penetrate the Japanese automotive market, the Company has developed a breakthrough product that applies waterborne and solvent-borne paint on car bodies with a significant reduction in paint waste as colors are changed. This product is slated for testing in the near future with a global manufacturer.

RESEARCH AND DEVELOPMENT

    The Company is continually engaged in experimental work on, including research and development of, various coating and application systems and technology. The Company spent approximately $3.7 million, $3.8 million and $3.8 million during fiscal year 1999, 1998, and 1997, respectively, on activities relating to research and development of products and services, none of which was customer sponsored.

DISTRIBUTION AND MARKETING

    The Company believes that it is a leading, worldwide supplier of automotive and general industry products through a combination of direct sales, agents and distributors. Its automotive products are sold directly to car manufacturers and first tier suppliers, as well as to integrators, which provide "turnkey" paint shop projects to the manufacturer. Its automotive products designed for robotic application are often sold directly to the robot manufacturer. Sames North America, Inc. is the Company's selling and servicing presence in North America; similar functions are performed by Sames Scandinavia AB, Sames Japan and Sames, S.A., in Grenoble, France. The Company also maintains a direct selling presence in England, Germany and China.

    The Company sells its general industry products both directly and through agents and distributors in over 40 countries throughout the world. The Company currently is in negotiations to expand its distribution network in the Americas, as well as in Japan. The Company has entered into a strategic alliance with JBI, L.P., a leading manufacturer of paint spray booths in North America based in Osseo, Wisconsin, which will both manufacture the Company's powder booths and support the marketing of general industry products to a distributor network. The Company is in continuing discussions with a leading distributor of powder spray products for the general industry market in Japan.

COMPETITION

    The Company believes that it is one of the largest suppliers of electrostatic automotive paint applications systems and products (both liquid and powder) and a significant presence in the general industry market for these products as well. There are many other manufacturers of electrostatic applications equipment that also engage in other lines of business, principally Graco Incorporated, ITW, Nordson Corporation, Kremlin and Durr Behr.

EMPLOYEES

    As of November 30, 1999, the Company employed a total of approximately 393 persons in the United States, Sweden, France and Japan.

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

BACKLOG OF ORDERS

    The Company's backlog of orders as of November 30, 1999 was approximately $23.7 million as compared to approximately $18.8 million as of November 30, 1998. The backlog at Sames S.A., the Company's primary manufacturing and assembly subsidiary, had almost doubled to $21.4 million as of November 30, 1999 from $11.6 million as of November 30, 1998. All of the orders in backlog as of November 30, 1999 are expected to be filled within fiscal 2000. The volume of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizable contracts. The difference in backlog between November 30, 1999 and November 30, 1998 is attributable to these factors. The business of the Company is not materially affected by seasonal factors, and the Company's backlog is not generally a result of such factors.

MATERIALS

    The Company assembles essentially all of its products, with parts that are manufactured by suppliers primarily located in Europe and North America. The majority of the Company's products are component finished parts. The materials and components purchased by the Company are readily available from a number of suppliers in both areas.

    Under a supply agreement with ITW, the Company has the right to purchase, until September 30, 2000, at preferential prices, certain standard products formerly manufactured by the Binks Business, which was sold to ITW.

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

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in a leased facility comprising 5,000 square feet in Franklin Park, Illinois. The Company also leases its primary North American operational center, located in Livonia, Michigan. This 45,000 square foot facility is a combined office, demonstration and distribution center.

    The Company's non-U.S. subsidiaries own and occupy manufacturing and office facilities aggregating approximately 98,000 square feet, and lease property for such purposes aggregating approximately 15,000 square feet.

    The Company considers its manufacturing and physical properties to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

    As of September 23, 1999, the Company reached agreement with ITW to resolve its outstanding dispute relating to the purchase price adjustment associated with the sale to ITW, effective September 30, 1998, of certain assets, operations and subsidiaries that included specific standard or non-electrostatic products comprising the Binks Business. Under the terms of the settlement, the Company agreed to pay ITW approximately $6.1 million in sixteen equal quarterly installments, without interest, of $385,458 each, which commenced on September 30, 1999 and ends June 30, 2003.

    As part of the original sale agreement with ITW, the Company assigned and transferred to ITW all of its accounts receivable related to the Binks Business. The sale agreement also provided for indemnification of ITW with respect to such accounts receivable not collected within 180 days of the date of the agreement. The Company and ITW have resolved certain disputes which arose regarding these receivables. As a result, the Company paid approximately $1.0 million to ITW on September 28, 1999, and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. As of November 30, 1999, the Company had collected $560,000 of these accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

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

    On February 24, 1997, Chester Baranowski, the former President of Binks Canada, brought suit against the Company seeking US $4.55 million in damages claiming wrongful dismissal, breach of contract and non-payment of certain salary and employee benefits. The Company has denied all substantive allegations and filed a counterclaim against Baranowski for breach of fiduciary duty and conspiracy with Burke B. Roche to injure the Company on November 28, 1997. The case went to trial in the Superior Court of Justice of Ontario at Toronto, Canada and reasons for judgment were issued January 12, 2000. Both parties have filed notices of appeal. After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damages, if any, that may ultimately be incurred.

    On May 28, 1999, Burke B. Roche, former Chairman and CEO of the Company, brought suit against the Company seeking a judgment in the amount of all payments alleged to be due him under a retirement contract, presently approximately $277,500, and that the court direct the Company to make remaining installment payments allegedly due. Mr. Roche claims that payments of approximately $18,500 per month are due for at least 76 more months or until June 2006, and payments in this amount are due for an additional 60 months thereafter, so long as Mr. Roche is living when each such monthly payment is due. The Company is vigorously defending these claims and has filed a counterclaim seeking damages in an amount to be determined alleging various breaches of fiduciary duty by Mr. Roche.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended November 30, 1999.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are listed below (1).

    ARNOLD H. DRATT, age 55, has been the President, CEO and a director of the Company since October 1998. Mr. Dratt has served as the president of the Dratt-Campbell Company, a management consulting firm, since he co-founded it in 1991. In such capacity, Mr. Dratt was a consultant to the Company from January 1998 until September 1998.

    TODD A. VAUGHAN, age 41, has been an officer of the Company since April, 1997. Mr. Vaughan has been employed by the Company since 1992 and is presently Vice President of the Company and General Manager of Sames North America, Inc. (formerly Sames Electrostatic, Inc.).

    G. BRUCE BRYAN, JR., age 44, has been Vice President since 1996. Mr. Bryan joined the Company in 1993 as Manager of the North American Powder Systems Group for the General Industrial Market.

    RONALD A. KOLTZ, age 50, has been Vice President -- Controller Corporate Accounting since January 1999. Mr. Koltz was employed by the Company from October 1972 until September 1998. He served as Controller of the Company from September 1994 until September 1998. He briefly held the same position at ITW Binks, which purchased certain assets from the Company, from October 1998 until January 1, 1999, when he rejoined the Company.

------------------------

Notes:

1.  All officers' terms expire in 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S CAPITAL STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's capital stock is traded on the American and Chicago Stock Exchanges. The Company did not pay dividends on its capital stock during 1998 or 1999. The high and low sales prices for each quarterly period within the two most recent fiscal years, as reported by the American Stock Exchange with respect to the capital stock of the Company are as follows:

                                                       HIGH       LOW
QUARTER ENDING                                       --------   --------
February 28, 1998..................................  48 3/4     27 7/8
May 31, 1998.......................................  50         41 1/4
August 31, 1998....................................  44         24 3/8
November 30, 1998..................................  25 5/8     11 1/4
February 28, 1999..................................  18 7/8     12 7/8
May 31, 1999.......................................  19         15
August 31, 1999....................................  24 1/4     16 3/4
November 30, 1999..................................  22 3/8     14 1/2

On February 25, 2000, the last reported sales price of the Company's capital stock as reported on the American Stock Exchange was $16.00 per share. As of February 25, 2000, there were approximately 770 holders of record of the Company's capital stock, which is the only class of equity securities of the Company outstanding. Harris Trust and Savings Bank, Chicago, Illinois, is the transfer agent and registrar of the Company's capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEARS ENDED NOVEMBER 30, 1999 -- CONTINUING OPERATIONS
(Not covered by Independent Auditors' Report. In thousands, except per share amounts.)

                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
Net sales..................................  $92,959     122,370     97,297    140,530    110,275
Cost of goods sold.........................   57,345      83,719     61,029     95,641     72,960
Selling, general and administrative
  expenses.................................   27,298      29,578     28,916     29,968     27,695
Research and development costs.............    3,686       3,760      3,793      2,978      2,558
Litigation settlement costs (a)............       --     10, 675         --         --         --
                                             -------    --------   --------   --------   --------
Operating income (loss)....................    4,630      (5,362)     3,559     11,943      7,062
Interest expense...........................      863         759        783      1,090        899
Other (income) expense.....................     (848)       (299)    (1,147)        (9)      (179)
                                             -------    --------   --------   --------   --------
Income (loss) before income taxes..........    4,615      (5,822)     3,923     10,862      6,342
Income tax expense (benefit)...............    1,475      (2,564)     1,744      4,563      2,644
                                             -------    --------   --------   --------   --------
Income (loss)--continuing operations.......  $ 3,140      (3,258)     2,179      6,299      3,698
                                             =======    ========   ========   ========   ========
Income (loss) per diluted share--continuing
  operations...............................  $  1.05       (1.10)       .70       2.04       1.20
                                             =======    ========   ========   ========   ========
Cash dividends per share...................  $    --          --        .30        .40        .50
                                             =======    ========   ========   ========   ========
Average number of shares--diluted..........    2,980       2,965      3,102      3,092      3,089
                                             =======    ========   ========   ========   ========
Total assets...............................  $77,116      80,964     94,005    183,806    194,012
                                             =======    ========   ========   ========   ========

------------------------

(a) During fiscal 1998, the Company recorded costs and expenses related to the settlement of patent infringement litigation, which amounted to $10.7 million ($6.2 million, net of tax benefits).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 SALE OF BUSINESS

    On August 31, 1998, the Company announced it had signed a definitive agreement with Illinois Tool Works, Inc. ("ITW") to sell certain of the Company's domestic divisions, foreign subsidiaries, and standard product lines. On September 30, 1998, the Company completed the sale transaction.

    Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks standard products in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the research and development facility in Boulder, Colorado; and certain domestic branches and warehouses. International operations included in the sale were businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operation. All employees of the acquired businesses became employees of ITW upon closing of the transaction (the "Binks Business"). As part of the agreement, ITW assumed certain liabilities of the acquired portion of the businesses. The above operations were classified as discontinued operations in the Company's consolidated financial statements.

    The Company recorded a net gain on the sale of $7.7 million. No income tax provision was recorded because operating losses of the discontinued operations offset the taxable gain. For purposes of determining the gain on the sale and the results of discontinued operations, the Company had estimated the amount of the post-closing adjustment required under the sale agreement.

1999 ITW SETTLEMENT AGREEMENT

    On September 23, 1999, the Company reached agreement with ITW to resolve an outstanding dispute relating to the purchase price adjustment associated with the sale. Under terms of the settlement, the Company agreed to pay ITW approximately $6.1 million in sixteen quarterly installments. The initial payment was made on September 30, 1999 in the amount of $385,458, and the final payment will be made on June 30, 2003. As a result of the agreement, the Company recorded a charge of $1.2 million to discontinued operations in the third quarter ended August 31, 1999, after discounting the settlement and considering the pre-existing accrual. As part of the initial sale agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the Binks Business. The sale agreement required the Company to repurchase such accounts receivable, which were not collected within 180 days. On
September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid on September 28, 1999. As of November 30, 1999, the Company had collected $560,000 of such accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged to or credited to loss from discontinued operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED NOVEMBER 30, 1999 WITH
  THE YEAR ENDED NOVEMBER 30, 1998

    NET SALES. Net sales for the year ended November 30, 1999 of $93 million decreased $29 million from $122 million for the year ended November 30, 1998. Approximately 40% of net sales were recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. During 1999, the sales mix of Sames S.A. has been more heavily weighted toward lower volume, higher margin standard equipment and spare part sales. The sales volume decline, relative to the prior year, was anticipated as the backlog and stages of completion of large automotive installations resulted in unusually strong revenue recognition throughout 1998. The remaining sales decline was attributable to lower sales levels in the Company's other foreign locations and by a decrease in the value of the French franc against the U.S. dollar.

    GROSS PROFIT. Gross profit for the year ended November 30, 1999 of $35.6 million decreased 8% from $38.7 million for 1998. Gross profit was 38.3% and 31.6% of net sales for 1999 and 1998, respectively. The increase in 1999 over 1998 was due primarily to the higher margin sales in standard and spare part sales and the impact of the Company's cost control programs and favorable sales mix as experienced mainly at Sames S.A.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense decreased to $27.3 million for the year ended November 30, 1999 compared to $29.6 million in 1998 and represented 29.4% and 24.2% of sales, respectively. The higher percentage in 1999 reflects primarily selling and promotional activities as the Company expanded its sales distribution network. General and administrative expenses declined by approximately 14%. In the second quarter and fourth quarter of 1999, the Company recorded charges of $.4 million and $.5 million, respectively, for severance costs. Excluding these charges, the Company's 1999 expenses would have decreased by an additional 1%. The Company has continued to emphasize cost controls to achieve higher profitability levels and expects reduced expenses in proportion to revenue in future years.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense for the year ended November 30, 1999 was $3.7 million compared to $3.8 million in 1998 and represented 4% and 3% of sales, respectively, in each year. The expenses were incurred solely at Sames S.A. and reflect the effort on the Company's part to continually experiment and improve on various paint and powder coating systems.

    INTEREST EXPENSE. Interest expense was $.9 million for the year ended November 30, 1999 compared to $.8 million for the comparable 1998 period. Interest expense increased during the period due to increased borrowing levels.

    OTHER INCOME, NET. Other income, net includes foreign currency exchange gains and losses, interest income, gains on sales of fixed assets, and miscellaneous income and expense. Other income was $.9 million in fiscal 1999 versus $.3 million in fiscal 1998. Most of the increase in other income was attributable to foreign exchange gains recorded in 1999 for affiliated sales transactions billed in French francs and miscellaneous income recorded by Sames S.A.

    INCOME TAXES. Income tax expense was $1.5 million on pretax income of $4.6 million for the fiscal year ended November 30, 1999, compared to an income tax benefit of $2.6 million on a pretax loss of $5.8 million in fiscal 1998. Most of the expense was attributable to taxable income in Sames S.A.

    As a result of the factors discussed above, the Company's fiscal 1999 income from continuing operations was $3.1 million ($1.05 per diluted share), compared to a loss from continuing operations of $3.3 million ($1.10 per diluted share) in fiscal 1998.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED NOVEMBER 30,
  1998 WITH THE YEAR ENDED NOVEMBER 30, 1997

    NET SALES. The Company had net sales of $122.4 million in fiscal 1998, an increase of $25.1 million, or 26%, from net sales of $97.3 million reported for fiscal 1997. Sales growth would have been $28.1 million, or 29%, if prevailing fiscal 1997 currency exchange rates had remained in effect during fiscal 1998. Contributing to the growth in sales was a significant increase in the sale of large automotive installations during the year by Sames S.A. and Sames North America.

    GROSS PROFIT. Gross profit increased to $38.7 million, up $2.4 million or 7%, compared to $36.3 million reported in fiscal 1997. This included an unfavorable impact on gross profit of nearly $1.0 million related to changes in currency translation rates. The overall increases in gross profit were primarily attributable to sales growth. In fiscal 1998, the gross profit margin was 32% compared to 37% attained in fiscal 1997. The decline in gross profit margin was reflective of the increased contribution of higher volume, lower margin automotive installation contract sales to the product sales mix in fiscal 1998 as compared to fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE. For fiscal 1998, SG&A expense was $29.6 million, an increase of $.7 million or 2%, versus $28.9 million for fiscal 1997. The relatively small increase in selling, general and administrative expenses is indicative of management's efforts to improve operating margins of the Company.

    RESEARCH AND DEVELOPMENT. R&D cost, primarily associated with Sames S.A., was $3.8 million in both fiscal 1998 and fiscal 1997.

    PATENT LITIGATION SETTLEMENT COSTS. Patent litigation settlement costs of $10.7 million ($6.2 million, net of tax benefits) were incurred in fiscal 1998 to resolve patent infringement litigation.

    INTEREST EXPENSE. Interest expense was $.8 million in both fiscal 1998 and fiscal 1997. This reflects similar average levels of borrowing and interest rates during the fiscal year.

    OTHER INCOME, NET. Other income, net includes interest income, foreign currency exchange gains and losses, gains on sales of fixed assets, and miscellaneous income and expense. Other income was $.3 million in fiscal 1998 versus $1.1 million in fiscal 1997. A majority of the decline in other income was related to differences in foreign currency exchange gains and miscellaneous income recorded by Sames S.A.

    INCOME TAXES. Income tax benefit was $2.6 million on a pretax loss of $5.8 million in fiscal 1998, compared to income tax expense of $1.7 million on pretax income of $3.9 million in fiscal 1997.

    As a result of the factors discussed above, the Company's fiscal 1998 loss from continuing operations was $3.3 million ($1.10 per diluted share), compared to income from continuing operations of $2.2 million ($.70 per diluted share) in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. In October 1998, the Company entered into a $10 million, prime rate, multi-year revolving line of credit agreement with the CIT Group/Business Credit, Inc. to support the Company's operations and growth in the North American automotive and general industry markets. Together with other credit facilities, the Company has aggregate lines of credit and overdraft facilities of $17.7 million. At November 30, 1999, borrowing under the facilities were $7.0 million; unused lines of credit and overdraft facilities were $10.7 million.

    For the years ended November 30, 1999 and November 30, 1998, cash provided by operations was $2.1 million and cash used in operations was $2.5 million, respectively. Cash provided by operations in 1999 primarily represents cash generated from working capital changes plus non-cash charges for depreciation and amortization and partially offset by changes in deferred compensation. Cash used by operations in 1998 primarily reflects the after tax costs of $6.2 million related to the patent infringement litigation that was settled during the year.

    During the years ended November 30, 1999 and 1998, the Company invested $1.4 million and $.5 million, respectively, in equipment and facilities.

    During 1999, the Company obtained additional sources of funds of $6.0 million as a result of $6.2 million of long-term and short-term borrowings, less principal payments on long-term debt of $.2 million.

    On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding Common Stock. Through November 30, 1999, the Company repurchased a total of 18,200 shares at a cost of $.3 million.

    In the twelve months ended November 30, 1999, cash of $5.5 million was used by discontinued operations, including $2.4 million disbursed in February 1999 under a settlement agreement with a real estate developer relating to litigation associated with a lease cancellation for what was to be the Company's corporate headquarters facility in Vernon Hills, IL.

    Cash flows related to financing activities in fiscal 1998 include the payment of $66.5 million of debt using the proceeds from the ITW transaction. Such debt had included $59.0 million outstanding at November 30, 1997 and additional $6.5 million of debt that had been borrowed in fiscal 1998, during the period prior to the completion of the ITW transaction.

IMPACT OF NEW ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is required to comply with SFAS No. 133 in fiscal 2001. The Company generally does not use derivative financial instruments to manage currency exchange rate risks and no such instruments were outstanding as of November 30, 1999.

YEAR 2000 COMPLIANCE

    The Company developed a phased Year 2000 readiness plan for the current versions of its products. The plan included development of corporate awareness, assessment, implementation, validation testing, and contingency planning. The Company responded to customer concerns about prior versions of its products on a case-by-case basis.

    The Company completed all phases of the plan with respect to the current versions of all its products. All products (software and hardware, including micro-processors and micro-controllers) manufactured by the Company have been verified and modified. All products sold today comply with Year 2000 requirements.

    The transition to the year 2000 was uneventful for the Company. There were no disruptions from external forces such as utility or transportation companies or any other related service interruptions. Vendors that are critical to the Company's supply chain experienced no interruptions in their respective businesses and consequently, the Company's results of operations, liquidity and financial condition were unaffected.

    The Company's internal systems include both information technology ("IT") and non-IT systems. Outside consultants were contracted to provide assistance and assurances in assessing the Company's IT and non-IT systems. The Company spent a total of approximately $250,000 in connection with Year 2000 compliance projects. These funds are considered immaterial to the Company and were funded from operating cash flows. The Company does not expect any future costs in connection with the Year 2000 transition.

NEW FISCAL YEAR

    On January 31, 2000, the Board of Directors of the Company approved the change in the Company's fiscal year from November 30 to December 31. The Company intends to include information covering the transition period from December 1, 1999 to December 31, 1999 in its first quarterly report for its new fiscal year on Form 10-Q for the quarter ending March 31, 2000 and for its new fiscal year on Form 10-K for the year ending December 31, 2000.

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

    The Company will evaluate the strategic, financial, legal, and systems issues related to the various phases of transition. While the Company does not believe the ultimate costs of conversion will be material to its results of operations, cash flow, or financial position, efforts will be made to address customer and business needs on a timely basis and anticipate and prevent any complications during the transition period. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur, nor can the Company anticipate the competitive implications on its future pricing and marketing strategies. Any conversion costs realized will be expensed as incurred.

EFFECT OF INFLATION

    The Company attempts to minimize the effect of inflation on earnings by controlling its operating costs and the selling prices of its products and services. During the past three years, the rate of inflation has not, in the opinion of management, had a material impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains certain statements regarding the Company's future plans and expectations, operating performance, product development and distribution and strategic alternatives and alliances, constitute "forward-looking statements" within the meaning of Section 21E of the Securities exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, adverse changes in the economy or the overall market generally, increased competition relating to the Company's products and services both within the United States and globally, lower than expected sales of the Company's products and services, the Company's inability to successfully implement manufacturing and cost-reduction programs, adverse results of the testing of the Company's products and validation programs or the failure of such products or programs to gain wide market acceptance, the inability of the Company to enter into or secure new or anticipated strategic alliances, the inability of the Company to timely or completely fulfill the orders represented in its year-end backlog, continuing losses resulting from discontinued operations relating to the resolution and conclusion of the matters relating to the sale of the Binks business, fluctuation in sales revenues caused in part by currency fluctuations and translations, uncertainty relating to economic and political conditions in the countries and international markets in which the Company operates and competes, and changes in accounting pinciples, policies and guidelines. Further information concerning the Company and its business including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A substantial portion of the Company's non-U.S. transactions is denominated in French francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At November 30, 1999, the French franc had depreciated by approximately 14% compared to the prior year-end while the average French franc/U.S. dollar exchange rate was approximately 3% higher in the twelve months ended November 30, 1999 compared to the comparable 1998 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

    In the twelve months ended November 30, 1999, the net change in the cumulative foreign currency translation adjustment, which is a component of accumulated other comprehensive income, was an unrealized loss of $1 million. An unrealized foreign currency translation gain of $.3 million was recorded in the twelve months ended November 30, 1998 and an unrealized foreign currency translation loss of $3.0 million was recorded in the twelve months ended November 30, 1997.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION OF FINANCIAL STATEMENTS

    Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames North America recorded a gain of approximately $.7 million during the twelve months ended November 30, 1999. The gain was recorded due to the combination of a relatively high intercompany payable to Sames, S.A., denominated in French francs, and the depreciation of the French franc, mentioned above, relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at November 30, 1999.

QUARTERLY FLUCTUATIONS

    The Company has experienced significant quarterly fluctuations in operating results and anticipates that those fluctuations will continue. The fluctuations have been caused primarily by periodic changes in the components of the Company's sale mix. In particular, the Company's sales of large automotive installations can fluctuate substantially and they generally result in relatively lower gross profit margins. Sales of standard products and spare parts typically generate relatively higher gross margins. The Company therefore believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    (a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on April 25, 2000 under the caption "Election of Directors" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

        1., 2.  Financial Statements and Schedules

              See Index to Financial Information on page F-1.

        3.    Exhibits

                     EXHIBIT NO.                              DESCRIPTION
           ---------------------      ------------------------------------------------------------
           3.1                        Restated Certificate of Incorporation.(1)

           3.2                        Certificate of Amendment of Restated Certificate of
                                       Incorporation.(2)

           3.3                        Certificate of Amendment of Restated Certificate of
                                       Incorporation.(16)

           3.4                        Amended and Restated By-laws, as of October 28, 1998.(12)

           4.1                        Amended and Restated Rights Agreement, dated as of
                                       February 2, 1990 and amended and restated as of
                                       January 21, 1991, between the Company and Harris Trust and
                                       Savings Bank, as successor rights agent.(4)

           4.2                        Second Amendment to Rights Agreement dated as of August 28,
                                       1998, by and between the Company and Harris Trust and
                                       Savings Bank.(10)

           10.1(a)*                   Form of Executive Retirement Income Contracts between the
                                       Company and certain key employees.(5)

           10.1(b)*                   Form of Amendment to Executive Retirement Income Contract
                                       for Doran J. Unschuld.(1)

           10.2*                      Forms of Employment Security Agreements between the Company and certain key employees.(1)

           10.3*                      Form of Insurance Maintenance Agreement between the Company and each of its directors and officers.(1)

           10.4*                      Sames Corporation Amended and Restated 1996 Stock Option
                                       Plan.(3)

           10.5                       Form of Bonus Agreements between the Company and certain
                                       executive officers and key employees.(7)

           10.6                       Settlement Agreement and Mutual Releases dated June 11,
                                       1998, by and among the Company, Continental Partners
                                       Group, Inc. and Schiff, Hardin & Waite.(8)

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

           10.8*                      Consulting Agreement dated as of October 1, 1998 by and
                                       between the Company and The Dratt-Campbell Company.(9)

           10.9                       Agreement of Purchase and Sale of Assets and Stock dated
                                       August 31, 1998, by and between the Company and Illinois
                                       Tool Works Inc.(10)

           10.10                      Amendment to Agreement of Purchase and Sale of Assets and
                                       Stock dated as of September 30, 1998, by and between the
                                       Company and Illinois Tool Works Inc.(11)

           10.11                      Settlement Agreement and Mutual Release dated as of
                                       February 12, 1999 by and between the Company and CWA
                                       Investment Company, L.L.C.(12)

                     EXHIBIT NO.                              DESCRIPTION
           ---------------------      ------------------------------------------------------------
           10.12                      Financing Agreement dated as of October 21, 1998 by and
                                       between The CIT Group/Business Credit, Inc. and Sames
                                       Electrostatic, Inc.(12)

           10.13                      Guaranty Agreement dated as of October 21, 1998 by and
                                       between The CIT Group/Business Credit, Inc. and the
                                       Company.(12)

           10.14                      Stock Pledge Agreement dated February 19, 1999 by and
                                       between The CIT Group/Business Credit, Inc. and the
                                       Company.(12)

           10.15                      Letter Agreement dated February 19, 1999 by and between The
                                       CIT Group/ Business Credit, Inc. and the Company.(12)

           10.16                      First Amendment to Consulting Agreement dated as of
                                       March 30, 1999 by and between the Company and the
                                       Dratt-Campbell Company.(13)

           10.17                      Amended and Restated Product Supply Agreement between
                                       Sames, S.A., Sames North America, Inc., the Company and
                                       Fanuc Robotics North America, Inc., dated April 29,
                                       1999.(14)

           10.18                      First Amendment to Financing Agreement between The CIT
                                       Group/Business Credit, Inc. and Sames Electrostatic, Inc.,
                                       dated May 25, 1999.(14)

           10.19                      Settlement Agreement, dated September 23, 1999, by and
                                       between Illinois Tool Works Inc. and the Company.(15)

           10.20                      Assignment of Accounts Receivable, dated as of
                                       September 23, 1999, by and between Illinois Tool
                                       Works Inc. and the Company.(15)

           10.21*                     Sames Employee Stock Purchase Plan.(16)

           21.1                       List of subsidiaries.(3)

           23.1                       Consent of KPMG LLP.(3)

           27.1                       Financial Data Schedule.(3)

------------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 (1) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

 (2) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

 (3) Filed herewith.

 (4) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

 (5) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference.

 (6) Filed as an exhibit to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 1998 and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 1998 and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Form 10-Q for the period ended August 31, 1998 and incorporated herein by reference.

 (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 2, 1998 and incorporated herein by reference.

 (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1998 and incorporated herein by reference.

 (12) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1998 and incorporated herein by reference.

 (13) Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 1999 and incorporated herein by reference.

 (14) Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 1999 and incorporated herein by reference.

 (15) Filed as an exhibit to the Company's Form 10-Q for the period ended August 31, 1999 and incorporated herein by reference.

 (16) Filed as an exhibit to the Company's registration statement on Form S-8 (file No. 333-92993) and incorporated herein by reference.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SAMES CORPORATION

February 28, 2000                                      By:             /s/ ARNOLD H. DRATT
                                                            -----------------------------------------
                                                                         Arnold H. Dratt
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ ARNOLD H. DRATT                   President, Chief Executive   February 28, 2000
     -------------------------------------------         Officer and Director
                   Arnold H. Dratt
            (Principal Executive Officer)

                 /s/ RONALD A. KOLTZ                   Vice President--Controller   February 28, 2000
     -------------------------------------------         Corporate Accounting
                   Ronald A. Koltz
    (Principal Financial and Accounting Officer)

              /s/ DR. WAYNE F. EDWARDS                 Chairman of the Board        February 28, 2000
     -------------------------------------------
                Dr. Wayne F. Edwards

               /s/ PHILIPPE VUILLERME                  Director                     February 28, 2000
     -------------------------------------------
                 Philippe Vuillerme

               /s/ CLIFFORD J. VAUGHAN                 Director                     February 28, 2000
     -------------------------------------------
                 Clifford J. Vaughan

              /s/ LLEWELLYN SCOTT FLAIG                Director                     February 28, 2000
     -------------------------------------------
                Llewellyn Scott Flaig

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Financial Statements:

  Consolidated Balance Sheets, November 30, 1999 and 1998...    F-3

  Consolidated Statements of Operations, years ended
    November 30, 1999, 1998, and 1997.......................    F-5

  Consolidated Statements of Stockholders' Equity, years
    ended November 30, 1999, 1998, and 1997.................    F-6

  Consolidated Statements of Cash Flows, years ended
    November 30, 1999, 1998, and 1997.......................    F-7

  Notes to Consolidated Financial Statements................    F-8

Financial Statement Schedules:

    All schedules are omitted as the required information is not applicable, or the information is presented in the accompanying consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
  and Stockholders
Sames Corporation:

    We have audited the accompanying consolidated balance sheets of Sames Corporation (the Company) and consolidated subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sames Corporation and consolidated subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1999 in conformity with generally accepted accounting principles.

KPMG LLP

Chicago, Illinois

February 16, 2000

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1999 AND 1998

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,171      5,204
  Receivables, net..........................................   43,171     44,795
  Inventories...............................................   15,584     16,465
  Income taxes receivable...................................    1,523      2,502
  Deferred income taxes.....................................    2,270      2,050
  Other current assets......................................      593        675
  Net assets of discontinued operations.....................    1,301      1,569
                                                              -------    -------
        Total current assets................................   70,613     73,260
                                                              -------    -------

Other noncurrent assets:
  Intangible assets.........................................    2,358      2,442
  Deferred income taxes.....................................      138        213
  Other assets..............................................      542      1,892
                                                              -------    -------
        Total other noncurrent assets.......................    3,038      4,547
                                                              -------    -------

Property, plant, and equipment, at cost:
  Land......................................................      627        682
  Buildings.................................................    3,883      4,263
  Machinery and equipment...................................    6,428      7,752
                                                              -------    -------
                                                               10,938     12,697

  Less accumulated depreciation.............................    6,172      7,971
                                                              -------    -------
      Net property, plant, and equipment....................    4,766      4,726
                                                              -------    -------
                                                              $78,417     82,533
                                                              =======    =======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1999 AND 1998

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1999       1998
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdrafts and notes payable.........................  $ 7,032      6,014
  Current maturities of long-term debt......................    1,511        196
  Accounts payable..........................................   27,881     30,316
  Accrued expenses:
    Salaries and wages......................................    4,932      6,617
    Taxes, other than income taxes..........................      521        466
    Other...................................................    5,527      9,002
                                                              -------    -------
        Total current liabilities...........................   47,404     52,611

  Deferred compensation.....................................    6,426      7,366
  Note payable, net of discount of $964.....................    3,500         --
  Deferred income taxes.....................................       76         85
  Long-term debt, less current maturities...................    2,767      1,238
                                                              -------    -------
        Total liabilities...................................   60,173     61,300
                                                              -------    -------

Stockholders' equity:
  Capital stock, $1 par value. Authorized 12,000,000 shares;
    issued
    and outstanding 2,966,837 shares in 1999 and 2,964,837
      shares in 1998........................................    2,967      2,965
  Additional paid-in-capital................................   19,677     19,652
  Accumulated deficit.......................................   (2,069)      (300)
  Accumulated other comprehensive loss......................   (2,035)    (1,084)
                                                              -------    -------
                                                               18,540     21,233

  Treasury stock, at cost, 18,200 shares in 1999............     (296)        --
                                                              -------    -------
        Total stockholders' equity..........................   18,244     21,233
                                                              -------    -------
                                                              $78,417     82,533
                                                              =======    =======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED NOVEMBER 30, 1999, 1998, AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998        1997
                                                              --------   ---------   ---------
Net sales...................................................  $ 92,959     122,370      97,297
Cost of goods sold..........................................    57,345      83,719      61,029
                                                              --------   ---------   ---------
    Gross profit............................................    35,614      38,651      36,268
Selling, general, and administrative expenses...............    27,298      29,578      28,916
Research and development costs..............................     3,686       3,760       3,793
Patent litigation settlement costs..........................        --      10,675          --
                                                              --------   ---------   ---------
    Operating income (loss).................................     4,630      (5,362)      3,559
                                                              --------   ---------   ---------

Other expense (income):.....................................
  Interest expense..........................................       863         759         783
  Other income, net.........................................      (848)       (299)     (1,147)
                                                              --------   ---------   ---------
                                                                    15         460        (364)
                                                              --------   ---------   ---------
    Income (loss) from continuing operations before income
      taxes.................................................     4,615      (5,822)      3,923
Income tax expense (benefit)................................     1,475      (2,564)      1,744
                                                              --------   ---------   ---------
    Income (loss) from continuing operations, net of tax....     3,140      (3,258)      2,179
Loss from discontinued operations, net of tax...............    (4,909)    (10,375)    (42,259)
                                                              --------   ---------   ---------
    Net loss................................................  $ (1,769)    (13,633)    (40,080)
                                                              ========   =========   =========
Income (loss) per share--basic:
  Continuing operations.....................................  $   1.06       (1.10)       0.71
  Discontinued operations...................................     (1.66)      (3.50)     (13.78)
                                                              --------   ---------   ---------
  Net loss..................................................  $  (0.60)      (4.60)     (13.07)
                                                              ========   =========   =========
Income (loss) per share--diluted:
  Continuing operations.....................................  $   1.05       (1.10)       0.70
  Discontinued operations...................................     (1.65)      (3.50)     (13.62)
                                                              --------   ---------   ---------
  Net loss..................................................  $  (0.60)      (4.60)     (12.92)
                                                              ========   =========   =========
Average number of shares:
  Common shares outstanding.................................     2,966       2,965       3,066
  Equivalent shares on outstanding stock options............        14          --          36
                                                              --------   ---------   ---------
  Shares applicable to diluted earnings.....................     2,980       2,965       3,102
                                                              ========   =========   =========

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED NOVEMBER 30, 1999, 1998, AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       ACCUMULATED
                                             ADDITIONAL   RETAINED        OTHER        COMMON        TOTAL
                                  CAPITAL     PAID-IN     EARNINGS    COMPREHENSIVE   STOCK IN   STOCKHOLDERS'
                                   STOCK      CAPITAL     (DEFICIT)   INCOME (LOSS)   TREASURY      EQUITY
                                  --------   ----------   ---------   -------------   --------   -------------
Balance at November 30, 1996....  $ 3,089      24,504       54,327         1,607           --        83,527
Comprehensive loss:
  Net loss......................       --          --      (40,080)           --           --       (40,080)
  Other comprehensive loss......                                          (2,988)                    (2,988)
                                                                                                   --------
Total comprehensive loss........                                                                    (43,068)
Repurchase and retirement of
  125,000 shares of capital
  stock.........................     (125)     (4,875)          --            --           --        (5,000)
Cash dividends ($.30 per
  share)........................       --          --         (914)           --           --          (914)
                                  -------      ------      -------       -------      -------      --------

Balance at November 30, 1997....    2,964      19,629       13,333        (1,381)          --        34,545
Comprehensive loss:
  Net loss......................                           (13,633)                                 (13,633)
  Other comprehensive income....                                             297                        297
                                                                                                   --------
Total comprehensive loss........                                                                    (13,336)
Stock options exercised.........        1          23           --            --           --            24
                                  -------      ------      -------       -------      -------      --------

Balance at November 30, 1998....    2,965      19,652         (300)       (1,084)          --        21,233
Comprehensive loss:
  Net loss......................                            (1,769)                                  (1,769)
  Other comprehensive loss......                                            (951)                      (951)
                                                                                                   --------
Total comprehensive loss........                                                                     (2,720)
Treasury stock purchases 18,200
  shares of capital stock.......                                                         (296)         (296)
Stock options exercised.........        2          25           --            --           --            27
                                  -------      ------      -------       -------      -------      --------
Balance at November 30, 1999....  $ 2,967      19,677       (2,069)       (2,035)        (296)       18,244
                                  =======      ======      =======       =======      =======      ========

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED NOVEMBER 30, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
Continuing operations:
  Income (loss) from continuing operations..................  $ 3,140     (3,258)     2,179
  Adjustments to reconcile income (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization:..........................      991        853      1,719
    Deferred compensation, net of payments..................     (890)       122       (272)
    Deferred income taxes...................................      (49)      (575)       433
    Other, net..............................................     (136)        (5)        14
    Cash provided by (used in) changes in:
      Receivables...........................................   (3,767)     4,724       (903)
      Inventories...........................................       73      7,869      2,385
      Other current assets..................................      (26)       471      2,406
      Accounts payable......................................    5,795    (15,049)    15,152
      Accrued expenses......................................   (4,580)     1,891        338
      Income taxes..........................................    1,515        478     (2,280)
                                                              -------    -------    -------
        Net cash provided (used) by continuing operations...    2,066     (2,479)    21,171
Cash flows from investing activities:
  Purchases of property, plant, and equipment...............   (1,454)      (482)    (1,169)
  Proceeds from sale of property, plant, and equipment......       --         --         40
  Other investments and assets..............................      157         35      1,366
  Proceeds from sale of business............................       --     79,873         --
                                                              -------    -------    -------
        Net cash provided (used) by investing activities....   (1,297)    79,426        237
                                                              -------    -------    -------
Cash flows from financing activities:
  Cash dividends paid.......................................       --         --       (914)
  Proceeds from borrowings..................................    4,149      7,469     17,000
  Net increase (decrease) in short-term borrowings..........    2,039      6,141     (4,990)
  Repurchase of capital stock...............................     (296)        --     (5,000)
  Stock options exercised...................................       27         23         --
  Debt repaid with proceeds from sale of business...........       --    (66,469)        --
  Principal payments on debt................................     (185)    (4,958)   (13,863)
                                                              -------    -------    -------
        Net cash provided (used) by financing activities....    5,734    (57,794)    (7,767)
                                                              -------    -------    -------
Net cash used by discontinued operations....................   (5,501)   (19,148)   (16,543)
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................      (35)      (411)      (564)
                                                              -------    -------    -------
        Net increase (decrease) in cash and cash
          equivalents.......................................      967       (406)    (3,466)

Cash and cash equivalents at beginning of year..............    5,204      5,610      9,076
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 6,171      5,204      5,610
                                                              =======    =======    =======
Supplemental cash flow disclosures--cash paid for:
    Interest................................................  $   704        382        432
    Income taxes (refunds), net.............................     (258)      (437)     3,730
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1999, 1998, AND 1997

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND REPORT PREPARATION

     The consolidated financial statements include the accounts of the Company and consolidated subsidiaries in the U.S., France, Japan, and Sweden. All material intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions which affect reported results of operations, financial position, and various disclosures. Actual results could differ from those estimates.

     CURRENCY TRANSLATION

     The results of operations for non-U.S. subsidiaries are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. At November 30, 1999, the French franc had depreciated by approximately 14% compared to the prior year-end while the average French franc/ U.S. dollar exchange rate was approximately 3% higher in the twelve months ended November 30, 1999 compared to the comparable 1998 period. Adjustments resulting from the translation process are reported in a separate component of stockholders' equity, and are not included in the determination of the results of operations.

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

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value approximates the carrying value for all financial instruments, with the exception of long-term debt, for which the fair value is less than the carrying value by an amount which is immaterial to the consolidated financial statements.

     REVENUE RECOGNITION

     Revenues on long-term equipment production and installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent. Revenue from sales of the Company's general industry and non-robotic automotive products are recorded at the time the goods are shipped and title passes. The Company provides appropriate provisions for uncollectible accounts and credit for returns.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to expense when incurred.

     ADVERTISING EXPENSES

     Advertising costs are charged to expense when incurred. Advertising costs were $.8 million, $.5 million, and $.6 million in fiscal 1999, 1998, and 1997, respectively.

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

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in fiscal 1999. Comprehensive income is defined as "all changes in stockholders' equity exclusive of transactions with owners." All transactions representing comprehensive income during the years ended November 30, 1999, 1998 and 1997 are presented in the Consolidated Statements of Stockholders' Equity. Prior year financial statements have been changed to conform to the SFAS 130 requirements.

(2)    DISCONTINUED OPERATIONS

     On August 31, 1998, the Company announced it had signed a definitive agreement with Illinois Tool Works (ITW) to sell certain of the Company's domestic divisions, foreign subsidiaries, and standard products lines. On September 30, 1998, the Company completed the sale transaction.

     Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks standard products in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the research and development facility in Boulder, Colorado; and certain domestic branches and warehouses. All employees of the acquired businesses became employees of ITW upon closing the transaction. International operations included in the sale were businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operation. The sale price was approximately $80 million in cash plus ITW assumed certain liabilities of the acquired portion of the businesses.

     Under a separate agreement entered into in October 1998, the Company sold one additional business that had been part of its Binks operations. The sale was closed in January, 1999 and the Company has recorded no gain on the sale. All of the above operations have been classified as discontinued operations in the Company's consolidated financial statements.

     On September 23, 1999, the Company reached agreement with ITW to resolve an outstanding dispute relating to the purchase price adjustment associated with the sale. Under terms of the

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(2)    DISCONTINUED OPERATIONS (CONTINUED)

     settlement, the Company agreed to pay ITW approximately $6.1 million in sixteen quarterly installments, without interest. The initial payment was made on September 30, 1999 and the final payment will be made on June 30, 2003. As a result of the agreement the Company recorded a charge of $1.2 million to discontinued operations in the third quarter ended August 31, 1999, after discounting the settlement and considering the pre-existing accrual. The settlement was discounted at prevailing market interest rates. There is currently $4.8 million outstanding, net of discount, as of November 30, 1999, of which $1.3 million is classified as short-term.

     The 1999 loss from discontinued operations, net of tax, includes primarily the $1.2 million sale price adjustment with ITW and other costs associated with the sale of the Binks business. The 1998 loss from discontinued operations, net of tax, includes the gain on the sale of the Binks business of $7.7 million.

     As part of the original sale agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable, which were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid on September 28, 1999. As of November 30, 1999, the Company had collected $560,000 of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

     Not included in the sale to ITW, and representing the continuing operations of the Company, are: the Company's largest subsidiary, Sames, S.A. (Sames, France) based in Grenoble, France; Sames North America, Inc. headquartered in Livonia, Michigan; the North American.powder systems division and subsidiaries in Japan and Sweden.

     In January 1998, the Company notified the developer and landlord of a site in Vernon Hills, Illinois, which had been expected to serve as the Company's headquarters, that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. In February 1999, the Company entered into a settlement agreement with the developer relating to litigation associated with the lease cancellation. The settlement agreement was for $2.4 million which was paid by the Company on February 22, 1999. The settlement is classified as a component of discontinued operations in the Company's fiscal 1998 consolidated financial statements.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(3)    RECEIVABLES

     Net receivables are comprised of the following at November 30 (in thousands):

                                                              1999       1998
                                                            --------   --------
Trade.....................................................  $ 36,918    44,270
Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................     6,074       957
Other.....................................................     1,406     1,235
                                                            --------    ------
                                                              44,398    46,462
Less allowance for doubtful receivables...................     1,227     1,667
                                                            --------    ------
                                                            $ 43,171    44,795
                                                            ========    ======

(4)    INVENTORIES

     Inventories at November 30 are summarized as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Finished goods and service parts..........................  $  9,930    11,288
Work in process...........................................     4,859     4,445
Raw material..............................................       795       732
                                                            --------    ------

                                                            $ 15,584    16,465
                                                            ========    ======

(5)    CREDIT FACILITIES AND DEBT

     LINES OF CREDIT AND OVERDRAFT FACILITIES

     On October 21, 1998, the Company entered into a $10 million, prime rate, asset-based, three year revolving line of credit agreement with The CIT Group to support the Company's operations and continued growth in the North American automotive and general industrial finishing markets. Borrowings under the line of credit are collateralized by substantially all of the assets of Sames North America, as well as a pledge of its stock. The line of credit agreement contains, among other restrictive covenants, a covenant requiring the maintenance of a minimum level of net worth of Sames North America, which level was exceeded as of November 30, 1999.

     Together with other credit facilities, the Company has aggregate lines of credit and overdraft facilities of $17.7 million at November 30, 1999, against which the Company has overdrafts and notes payable to banks of $7.0 million. The remaining unused lines of credit of $10.7 million are available to support the Company's U.S. operations ($1.0 million) and non-U.S. operations ($9.7 million).

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(5)    CREDIT FACILITIES AND DEBT (CONTINUED)

     LONG-TERM DEBT

     Consolidated long-term debt consists of the following at November 30 (in thousands):

                                                                1999       1998
                                                              --------   --------
Loans maturing at various dates through 2001
  weighted average interest rate of 5.5% in 1999
  and 2.8% in 1998..........................................   $4,278     1,424
Less current maturities.....................................    1,511       196
                                                               ------     -----
Long-term debt, less current maturities.....................   $2,767     1,238
                                                               ======     =====

     The aggregate maturities of long-term debt due in fiscal years 2000, 2001, 2002 and 2003 are $1.5 million, $1.4 million, $.9 million and $.4 million, respectively. No long-term debt is scheduled to mature in 2004.

(6)    INCOME TAXES

     The Company files a consolidated Federal income tax return which includes all U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the Company.

     No provision is made for U.S. Federal income taxes which would be payable if undistributed earnings of non-U.S. subsidiaries were paid as dividends to the Company. If such earnings, which aggregate $11.5 million at November 30, 1999, were to be distributed, the resulting U.S. Federal income taxes would be largely offset by net operating loss carryforwards.

     Foreign tax credit carryforwards at November 30, 1999 totaled $1.2 million and expire in fiscal 2000.

     The Internal Revenue Service has completed its examination of the Company's Federal income tax returns through November 30, 1989.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(6)    INCOME TAXES (CONTINUED)

     Income tax expense (benefit) is comprised as follows (in thousands):

                                                                    STATE
                                               U.S.                  AND
                                             FEDERAL    NON-U.S.    LOCAL      TOTAL
                                             --------   --------   --------   --------
Fiscal 1999:
  Current..................................  $    --      1,466        58       1,524
  Deferred.................................       --        (49)       --         (19)
                                             -------    -------     -----      ------
                                             $    --      1,417        58       1,475
                                             =======    =======     =====      ======
Fiscal 1998:
  Current..................................     (351)    (1,891)      253      (1,989)
  Deferred.................................       --       (575)       --        (575)
                                             -------    -------     -----      ------
                                             $  (351)    (2,466)      253      (2,564)
                                             =======    =======     =====      ======
Fiscal 1997:
  Current..................................       --      1,205       106       1,311
  Deferred.................................      209        224        --         433
                                             -------    -------     -----      ------
                                             $   209      1,429       106       1,744
                                             =======    =======     =====      ======

     Actual income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) as a result of the following (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Computed "expected" tax expense (benefit).........  $ 1,569     (1,979)     1,334
Difference between U.S. and non-U.S. tax rates....      183       (302)       354
Nondeductible expenses............................       72         75         82
State and local income taxes, net of Federal
  income tax benefit..............................       38        168         70
Refund of prior years' Federal income taxes.......       --       (351)        --
Change in the valuation allowance for deferred tax
  assets..........................................       --         --       (929)
Foreign tax credits less than U.S. taxes on
  dividends from foreign subsidiaries.............       --         --        833
Other.............................................     (387)      (175)        --
                                                    -------    -------    -------
Income tax expense (benefit)......................  $ 1,475     (2,564)     1,744
                                                    =======    =======    =======

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(6)    INCOME TAXES (CONTINUED)

     The tax effects of net operating loss carryforwards, foreign tax credit carryforwards, and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 1999 and 1998 are presented below (in thousands):

                                                              1999       1998
                                                            --------   --------
Deferred tax assets attributable to:
  Deferred compensation...................................  $ 2,254      2,659
  Inventories.............................................      681        606
  Allowance for doubtful receivables......................       62         40
  Foreign tax credit carryforwards........................    1,199      2,390
  Nondeductible liabilities...............................    2,010      2,544
  Net operating loss carryforwards........................    9,952      9,753
  Other...................................................      688        590
                                                            -------    -------
      Total gross deferred tax assets.....................   16,846     18,582
  Less valuation allowance................................   14,434     16,235
                                                            -------    -------
      Total deferred tax assets...........................    2,412      2,347
                                                            -------    -------
Deferred tax liabilities attributable to:
  Plant and equipment, principally due to differences in
    depreciation..........................................      149        126
  Other...................................................       36         43
                                                            -------    -------
      Total gross deferred liabilities....................      185        169
                                                            -------    -------
      Net deferred tax assets.............................  $ 2,227      2,178
                                                            =======    =======

     The net change in the total valuation allowance for the fiscal years ended 1999, 1998, and 1997 was a decrease of $1.8 million, a decrease of $1.8 million, and a decrease of $.9 million, respectively. The remaining net deferred tax assets represent amounts that will more likely than not be realized. At November 30, 1999, the Company has net operating loss carryforwards of $26 million, which expire primarily in 2011 and 2012.

     Earnings (loss) before income taxes of non-U.S. subsidiaries were $2,549, $(6,358), and $4,090 for fiscal years 1999, 1998 and 1997, respectively.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        NOVEMBER 30, 1999, 1998 AND 1997

(7)    EMPLOYEE BENEFITS

     The Company maintains a voluntary savings plan covering all domestic employees. Eligible employees may elect to contribute up to 18% of their salaries subject to certain limitations. The Company contributes an amount equal to 50% of the first 3% of the employee's salary that the employee contributes subject to certain limitations. Additionally, the Company maintains deferred compensation plans for certain present and former officers and key employees. The deferred compensation plan benefits are determined by a formula which considers the employee's average salary and years of service with the Company. The total expense relating to these plans was $.6 million in 1999, $1.2 million in fiscal 1998, and $1.2 million in fiscal 1997. Through November 30, 1998, the Company maintained a defined contribution profit sharing plan. The Company contributed to the plan the lesser of 15% of the participants' compensation, 18% of the Company's adjusted net income as defined in the plan, or six times the total of the participants' contributions made for the year. Effective as of December 1, 1997, the Company was no longer required to make contributions to the profit sharing plan. In April 1999, the Company fully paid its obligation due to the participants under the plan.

(8)    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                         QUARTER ENDED
                                      ---------------------------------------------------
FISCAL 1999                           FEBRUARY 28     MAY 31    AUGUST 31    NOVEMBER 30
-----------                           ------------   --------   ----------   ------------
Net sales...........................    $17,776       22,900      24,522        27,761
                                        =======       ======      ======        ======
Gross profit........................    $ 8,094        7,867       9,074        10,579
                                        =======       ======      ======        ======
Income from continuing operations,
  net of tax........................    $   604          327         565         1,644
Loss from discontinued operations...     (1,190)        (472)     (1,710)       (1,537)
                                        -------       ------      ------        ------
Net income (loss)...................    $  (586)        (145)     (1,145)          107
                                        =======       ======      ======        ======
Weighted average shares:
  Basic EPS.........................      2,964        2,965       2,966         2,966
  Effect of stock options...........          8            9          32            12
                                        -------       ------      ------        ------
  Diluted EPS.......................      2,972        2,974       2,998         2,978
                                        =======       ======      ======        ======
Basic income (loss) per share:
  Continuing operations.............    $   .20          .11         .19           .56
  Discontinued operations...........       (.40)        (.16)       (.58)         (.52)
  Net income (loss).................    $  (.20)        (.05)       (.39)          .04
Diluted income (loss) per share:
  Continuing operations.............    $   .20          .11         .19           .55
  Discontinued operations...........       (.40)        (.16)       (.57)         (.52)
  Net income (loss).................    $  (.20)        (.05)       (.38)          .03

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        NOVEMBER 30, 1999, 1998 AND 1997

(8)    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
DATA) (CONTINUED)

                                                        QUARTER ENDED
                                     ---------------------------------------------------
FISCAL 1998                          FEBRUARY 28     MAY 31    AUGUST 31    NOVEMBER 30
-----------                          ------------   --------   ----------   ------------
Net sales..........................    $ 31,954      28,410       25,155        36,851
                                       ========     =======      =======       =======
Gross profit.......................    $  7,723       9,505        8,912        12,511
                                       ========     =======      =======       =======
Income (loss) from continuing
  operations, net of tax...........    $     79      (4,776)         237         1,202
Loss from discontinued
  operations.......................      (3,738)     (4,153)      (1,469)       (1,015)
                                       --------     -------      -------       -------
Net income (loss)..................    $ (3,659)     (8,929)      (1,232)          187
                                       ========     =======      =======       =======
Weighted average shares:
  Basic EPS........................       2,964       2,964        2,965         2,965
  Effect of stock options..........          40          --           37            13
                                       --------     -------      -------       -------
  Diluted EPS......................       3,004       2,964        3,002         2,978
                                       ========     =======      =======       =======
Basic income (loss) per share:
  Continuing operations............    $    .03       (1.61)         .08           .40
  Discontinued operations..........       (1.26)      (1.40)        (.50)         (.34)
  Net income (loss)................    $  (1.23)      (3.01)        (.42)          .06
Diluted income (loss) per share:
  Continuing operations............    $    .03       (1.61)         .08           .40
  Discontinued operations..........       (1.24)      (1.40)        (.49)         (.34)
  Net income (loss)................    $  (1.21)      (3.01)        (.41)          .06

(9)    OPERATING LEASES

     The Company occupies certain offices and uses certain equipment under operating lease arrangements. Rent expense under such arrangements was $1.4 million, $1.7 million, and $1.5 million in fiscal years 1999, 1998, and 1997, respectively.

     The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1999 are $.9 million, $.8 million, $.6 million, $.1 million, and zero in 2000 through 2004, respectively.

     It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 1999.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        NOVEMBER 30, 1999, 1998 AND 1997

(10)   CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

     In October 1997, Robert Hashima, the former branch manager of Binks Japan Limited, filed a lawsuit against the Company, claiming that he is entitled to receive 145 million yen (approximately $1.2 million) plus interest under his retirement policy. The Company is responding vigorously to Mr. Hashima's claim and in June 1998, the Company filed a counterclaim for damages in the amount of 172 million yen (approximately $1.4 million) for various wrongdoings on the part of Mr. Hashima. The case is pending in Tokyo, Japan.

     On February 24, 1997, Chester Baranowski, the former President of Binks Canada, brought suit against the Company seeking US $4.55 million in damages claiming wrongful dismissal, breach of contract and non-payment of certain salary and employee benefits. The Company has denied all substantive allegations and filed a counterclaim against Baranowski for breach of fiduciary duty and conspiracy with Burke B. Roche to injure the Company on November 28, 1997. The case went to trial in the Superior Court of Justice of Ontario at Toronto, Canada and reasons for judgment were issued January 12, 2000. Both parties have filed notices of appeal. After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damages, if any, that may ultimately may be incurred. Accordingly, no provision has been made in the accompanying consolidated financial statements.

     On May 28, 1999, Burke B. Roche, former Chairman and CEO of the Company, brought suit against the Company seeking a judgment in the amount of all payments alleged to be due him under a retirement contract, presently approximately $277,500, and that the court direct the Company to make remaining installment payments allegedly due. Mr. Roche claims that payments of approximately $18,500 per month are due for at least 76 more months or until June 2006, and payments in this amount are due for an additional 60 months thereafter, so long as Mr. Roche is living when each such monthly payment is due. The Company is vigorously defending these claims and has filed a counterclaim seeking damages in an amount to be determined alleging various breaches of fiduciary duty by Mr. Roche.

     There is no probable determination regarding the outcomes of any of the above-described and other legal actions.

(11)   REPURCHASE AND RETIREMENT OF CAPITAL STOCK

     On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding Common Stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and proposed employee stock purchase plan. Through November 30, 1999, the Company repurchased a total of 18,200 shares at a cost of $.3 million.

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(12)   STOCK OPTION PLAN

     During fiscal 1996, the Company established a stock option plan. The plan provides for the granting of stock options to key employees and directors to purchase a maximum of 300,000 shares of the Company's capital stock. All options are granted at the fair market value at the date of grant and generally have a ten-year term and vest at the rate of 25% per year. Outstanding options become fully vested upon a change in control as defined in the plan agreement.

     Certain officers and directors of the Company were granted options to purchase 125,000 shares at exercise prices ranging from $12.13 to $17.25 per share. These options became fully vested on September 28, 1998, the date of grant. These options were granted under the authority of the Board of Directors of the Company apart from the Company's 1996 stock option plan.

     Changes in options outstanding are summarized as follows:

                                                                           WEIGHTED-
                                                    RANGE OF EXERCISE       AVERAGE
                                         OPTIONS         PRICES         EXERCISE PRICES
                                         --------   -----------------   ---------------
Granted - fiscal 1996..................   93,500    $23.375             $23.375
                                         -------
Balance, November 30, 1996.............   93,500    23.375              23.375
Granted - fiscal 1997..................   32,550    40.375-43.00        42.52
Forfeited - fiscal 1997................   (4,000)   23.375              23.375
                                         -------
Balance, November 30, 1997.............  122,050    23.375-43.00        28.47
Granted - fiscal 1998..................  155,100    12.125-45.25        17.70
Exercised - fiscal 1998................   (1,000)   23.375              23.375
Forfeited - fiscal 1998................  (46,050)   23.375-45.25        32.63
                                         -------
Balance, November 30, 1998.............  230,100    12.125-44.625       20.40
Granted - fiscal 1999..................   35,500    14.875-18.125       17.40
Exercised - fiscal 1999................   (2,000)   12.125-14.875       13.50
Forfeited - fiscal 1999................  (24,700)   12.125-43.00        22.44
                                         -------
Balance, November 30, 1999.............  238,900    12.125-44.625       19.80
                                         =======

     Of the options outstanding at November 30, 1999, options on 204,075 shares were exercisable at a weighted average price of $19.94 per share. At November 30, 1998, options on 204,500 shares were exercisable at a weighted average price of $19.54 per share. At November 30, 1999, there were

                               SAMES CORPORATION

                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(12)   STOCK OPTION PLAN (CONTINUED)

     184,100 shares available for future grants under the 1996 Plan. The following table summarizes information regarding stock options outstanding and exercisable at November 30, 1999:

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -----------------------------
                                     WEIGHTED AVERAGE      WEIGHTED                        WEIGHTED
      RANGE OF           OPTIONS      REMAINING LIFE        AVERAGE         OPTIONS         AVERAGE
   EXERCISE PRICES     OUTSTANDING      (IN YEARS)      EXERCISE PRICES   EXERCISABLE   EXERCISE PRICES
---------------------  -----------   ----------------   ---------------   -----------   ---------------
    $12.13-23.38         225,000           9.0               $18.39         191,125          $18.40
    $40.38-44.63          13,900           7.9                42.57          12,950           42.54
                         -------           ---               ------         -------          ------
    Total options        238,900           8.7                19.80         204,075           19.94
                         =======           ===               ======         =======          ======

     Using the Black-Scholes model and the following assumptions, the estimated weighted average fair value of options granted in fiscal 1999, 1998, and 1997 were $7.42, $8.85 and $13.15, respectively.

                                                                1998           1998
                                                              --------       --------
      Risk-free interest rate...............................     5.4%          5.7%
      Expected dividend yield...............................     0.0%          0.0%
      Expected volatility...................................    41.9%         57.4%
      Estimated lives of options (in years).................     5.0            5.0
                                                                ====           ====

     The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. Had compensation expense for the Company's stock option activity been calculated under the provisions of SFAS No. 123, the Company's income from continuing operations would have decreased and net loss for fiscal 1999 would have increased by $1.4 million, respectively. The net income per diluted share for continuing operations would have decreased and the net loss per diluted share would have increased by $0.46 per share, respectively. The Company's loss from continuing operations and net loss for fiscal 1998 would have increased by $1.2 million ($0.40 per share). During the phase-in period of SFAS No. 123, the estimation of compensation costs reflects only a partial vesting of options. In future years, the estimated pro forma compensation costs may be higher depending upon, among other factors, the number of options granted.

(13)   STOCKHOLDER RIGHTS PLAN

     On February 2, 1990, the Company declared a dividend distribution of one Right for each outstanding share of Capital Stock of the Company to the stockholders of record on February 13, 1990. Certain terms of the Rights were amended on January 21, 1991. Each Right, when exercisable, entitled the registered holder to purchase the Company's Capital Stock at below market price. It is not the Company's intention to renew the Stockholder Rights Plan, as amended, which expired on the close of business on February 2, 2000.

                                SAMES CORPORATON

                         AND CONSOLIDATED SUBSIDIARIEIS

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       NOVEMBER 30, 1999, 1998, AND 1997

(14)   PATENT LITIGATION SETTLEMENT COSTS

     During fiscal 1998, the Company recorded specific costs and expenses that were not directly related to the normal course of business of the continuing operations of the Company. These costs and expenses related to the settlement of a patent infringement lawsuit and associated litigation expenses. Total costs were $10.7 million ($6.2 million, net of income tax benefits).

(15)   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one segment, the manufacture and distribution of electrostatic spray finishing and coating application equipment. The Company's products are sold to customers in North America, South America, Europe, Asia, Africa, and Australia. U.S. exports to third-party customers are less than 10% of U.S. sales. No single customer accounts for more than 10% of the Company's net sales.

     The table below presents the Company's consolidated continuing operations by country: United States; France; and Japan. Sales are presented by originating area. Interarea transfers comprise transactions among the Company and its subsidiaries in different geographic areas; these transfers are eliminated in consolidation.

                                                      1999       1998       1997
                                                    --------   --------   --------
Sales to unaffiliated customers (includes
  exports):
  United States...................................  $25,883     33,718     25,238
  France..........................................   62,395     81,810     66,114
  Japan...........................................    4,681      6,843      5,944

Interarea transfers from:
  United States...................................       --        118         43
  France..........................................   12,921     16,099      8,075
  Eliminations....................................  (12,921)   (16,218)    (8,117)
                                                    -------    -------     ------
    Total.........................................  $92,959    122,370     97,297
                                                    =======    =======     ======
Operating income (loss) including nonrecurring
  charges:
  United States...................................  $   123        (10)       (72)
  France..........................................    5,268     (4,261)     3,389
  Japan...........................................     (761)    (1,091)       242
                                                    -------    -------     ------
    Total.........................................  $ 4,630     (5,362)     3,559
                                                    =======    =======     ======
Identifiable assets of continuing operations at
  November 30:
  United States...................................  $24,630     30,833     26,918
  France..........................................   47,633     45,490     62,586
  Japan...........................................    4,853      4,641      4,501
                                                    -------    -------     ------
    Total.........................................  $77,116     80,964     94,005
                                                    =======    =======     ======

                                 EXHIBIT INDEX

          EXHIBIT NO.                              DESCRIPTION
---------------------      ------------------------------------------------------------
3.1                        Restated Certificate of Incorporation.(1)

3.2                        Certificate of Amendment of Restated Certificate of
                            Incorporation.(2)

3.3                        Certificate of Amendment of Restated Certificate of
                            Incorporation.(16)

3.4                        Amended and Restated By-laws, as of October 28, 1998.(12)

4.1                        Amended and Restated Rights Agreement, dated as of
                            February 2, 1990 and amended and restated as of
                            January 21, 1991, between the Company and Harris Trust and
                            Savings Bank, as successor rights agent.(4)

4.2                        Second Amendment to Rights Agreement dated as of August 28,
                            1998, by and between the Company and Harris Trust and
                            Savings Bank.(10)

10.1(a)*                   Form of Executive Retirement Income Contracts between the
                            Company and certain key employees.(5)

10.1(b)*                   Form of Amendment to Executive Retirement Income Contract
                            for Doran J. Unschuld.(1)

10.2*                      Forms of Employment Security Agreements between the Company and certain key employees.(1)

10.3*                      Form of Insurance Maintenance Agreement between the Company and each of its directors and officers.(1)

10.4*                      Sames Corporation Amended and Restated 1996 Stock Option
                            Plan.(3)

10.5                       Form of Bonus Agreements between the Company and certain
                            executive officers and key employees.(7)

10.6                       Settlement Agreement and Mutual Releases dated June 11,
                            1998, by and among the Company, Continental Partners
                            Group, Inc. and Schiff, Hardin & Waite.(8)

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

10.8*                      Consulting Agreement dated as of October 1, 1998 by and
                            between the Company and The Dratt-Campbell Company.(9)

10.9                       Agreement of Purchase and Sale of Assets and Stock dated
                            August 31, 1998, by and between the Company and Illinois
                            Tool Works Inc.(10)

10.10                      Amendment to Agreement of Purchase and Sale of Assets and
                            Stock dated as of September 30, 1998, by and between the
                            Company and Illinois Tool Works Inc.(11)

10.11                      Settlement Agreement and Mutual Release dated as of
                            February 12, 1999 by and between the Company and CWA
                            Investment Company, L.L.C.(12)

10.12                      Financing Agreement dated as of October 21, 1998 by and
                            between The CIT Group/ Business Credit, Inc. and Sames
                            Electrostatic, Inc.(12)

10.13                      Guaranty Agreement dated as of October 21, 1998 by and
                            between The CIT Group/ Business Credit, Inc. and the
                            Company.(12)

10.14                      Stock Pledge Agreement dated February 19, 1999 by and
                            between The CIT Group/ Business Credit, Inc. and the
                            Company.(12)

10.15                      Letter Agreement dated February 19, 1999 by and between The
                            CIT Group/Business Credit, Inc. and the Company.(12)

10.16                      First Amendment to Consulting Agreement dated as of
                            March 30, 1999 by and between the Company and the Dratt-Campbell Company.(13)

10.17                      Amended and Restated Product Supply Agreement between
                            Sames, S.A., Sames North America, Inc., the Company and
                            Fanuc Robotics North America, Inc., dated April 29,
                            1999.(14)

          EXHIBIT NO.                              DESCRIPTION
---------------------      ------------------------------------------------------------
10.18                      First Amendment to Financing Agreement between The CIT
                            Group/Business Credit, Inc. and Sames
                            Electrostatic, Inc., dated May 25, 1999.(14)

10.19                      Settlement Agreement, dated September 23, 1999, by and
                            between Illinois Tool Works Inc. and the Company.(15)

10.20                      Assignment of Accounts Receivable, dated as of
                            September 23, 1999, by and between Illinois Tool
                            Works Inc. and the Company.(15)

10.21*                     Sames Employee Stock Purchase Plan.(16)

21.1                       List of subsidiaries.(3)

23.1                       Consent of KPMG LLP.(3)

27.1                       Financial Data Schedule.(3)

------------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 (1) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

 (2) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

 (3) Filed herewith.

 (4) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference.

 (5) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference.

 (6) Filed as an exhibit to the Company's registration statement on Form S-8 (File no. 333-30191) and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 1998 and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 1998 and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Form 10-Q for the period ended August 31, 1998 and incorporated herein by reference.

 (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 2, 1998 and incorporated herein by reference.

 (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1998 and incorporated herein by reference.

 (12) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1998 and incorporated herein by reference.

 (13) Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 1999 and incorporated herein by reference.

 (14) Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 1999 and incorporated herein by reference.

 (15) Filed as an exhibit to the Company's Form 10-Q for the period ended August 31, 1999 and incorporated herein by reference.

 (16) Filed as an exhibit to the Company's registration statement on Form S-8 (file No. 333-92993) and incorporated herein by reference.