Form 10-Q
period 2000-03-31
SAMES CORP
filed 2000-05-15
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

       ------------------------------------------------------------------

                                    FORM 10-Q
      (Mark One)



     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2000



     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period From        to
                                         ------    -------

                        Commission file number 001-01416

                                SAMES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   36-0808480
--------------------------------          --------------------------------------
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

                           Yes     X          No
                               -----------       -----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Class                                  Outstanding March 31, 2000
------------------------------                    --------------------------
Capital Stock, par value $1.00                             2,930,337

                                SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 Form 10-Q Index


                          Part I. Financial Information


                                                                                PAGE
                                                                                ----
Item 1.  Summarized Financial Statements

               Consolidated Balance Sheets
               March 31, 2000 (unaudited), December 31, 1999 (unaudited) and
                      November 30, 1999                                            2

               Consolidated Statements of Operations (unaudited)
               Three months ended March 31, 2000 and three months ended
               February 28, 1999 and one month ended December 31, 1999             3

               Consolidated Statements of Cash Flows  (unaudited)
               Three months ended March 31, 2000 and three months ended
               February 28, 1999 and one month ended December 31, 1999             4

               Notes to Consolidated Financial Statements                        5-7

Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                               8-11


Item 3. Quantitative and Qualitative Disclosures About Market Risk                12

           Forward Looking Statements                                             13

                          Part II. Other Information

Item 1. Legal Proceedings                                                      14-15

Item 6. Exhibits and Reports on Form 8-K                                          15

           Signatures                                                             16

PART I   FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS

             Company or group of companies
             for which report is filed:


              SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

 March 31, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

                (in thousands, except per share amounts)


                                                                           Mar 31,           Dec 31,             Nov 30,
                                                                            2000               1999                1999
                                                                            ----               ----                ----
ASSETS
Current assets:
      Cash and cash equivalents                                       $         3,738              4,006              6,171
      Receivables, net                                                         37,933             41,455             43,171
      Inventories                                                              14,131             15,444             15,584
      Other current assets                                                      3,464              3,387              4,386
      Net assets of discontinued operations                                       345              1,246              1,301
                                                                        --------------    ---------------      -------------
Total current assets                                                           59,611             65,538             70,613
Other noncurrent assets                                                         3,001              3,028              3,038
Property, plant and equipment, at cost                                         10,865             11,002             10,938
      Less accumulated depreciation                                             6,162              6,234              6,172
                                                                        --------------    ---------------      -------------
Net property, plant and equipment                                               4,703              4,768              4,766
                                                                        --------------    ---------------      -------------
                                                                      $        67,315             73,334             78,417
                                                                        ==============    ===============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank overdrafts
          and current maturities of long-term debt                    $         5,673              8,306              8,543
      Accounts payable                                                         25,278             26,911             27,881
      Other current liabilities                                                 7,903              8,346             10,980
                                                                        --------------    ---------------      -------------
Total current liabilities                                                      38,854             43,563             47,404
Deferred compensation                                                           6,311              6,394              6,426
Note payable, net of discount of $875, $942 and $964, respectively              2,863              3,182              3,500
Deferred income taxes                                                              75                 76                 76
Long-term debt, less current maturities                                         2,652              2,762              2,767
                                                                        --------------    ---------------      -------------
Total liabilities                                                              50,755             55,977             60,173
                                                                        --------------    ---------------      -------------
Stockholders' equity:
      Capital stock, $1.00 par value.  Authorized 12,000,000
          shares; issued and outstanding 2,966,837 shares at
          March 31, 2000, December 31, 1999 and                                 2,967              2,967              2,967
          November 30, 1999, respectively
      Additional paid-in capital                                               19,677             19,677             19,677
      Accumulated deficit                                                      (2,968)            (2,727)            (2,069)
      Accumulated other comprehensive loss:
          Foreign currency translation adjustments                             (2,535)            (2,042)            (2,035)
                                                                        --------------    ---------------      -------------
                                                                               17,141             17,875             18,540
      Treasury stock, at cost, 36,500, 32,500 and 18,200 shares
          at March 31, 2000, December 31, 1999 and
          November 30, 1999, respectively                                        (581)              (518)              (296)
                                                                        --------------    ---------------      -------------
          Total stockholders' equity                                           16,560             17,357             18,244
                                                                        --------------    ---------------      -------------
                                                                      $        67,315             73,334             78,417
                                                                        ==============    ===============      =============

                SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Operations

               (Unaudited, in thousands except per share amounts)

                                                                          For the three                     One month
                                                                           months ended                       ended
                                                               -------------------------------------     ----------------
                                                                   Mar 31,             Feb 28,               Dec 31,
                                                                     2000                1999                 1999
                                                               -----------------   -----------------     ----------------
Net sales                                                    $           22,614              17,776                5,023
Cost of goods sold                                                       14,814               9,682                3,386
                                                               -----------------   -----------------     ----------------
       Gross profit                                                       7,800               8,094                1,637
Selling, general and administrative expenses                              6,489               6,688                1,904
Research and development costs                                              642                 994                  299
                                                               -----------------   -----------------     ----------------
       Operating income (loss)                                              669                 412                 (566)
                                                               -----------------   -----------------     ----------------
Other expense (income):
       Interest expense                                                     263                 351                   69
       Other expense (income), net                                           49                (530)                 (34)
                                                               -----------------   -----------------     ----------------
                                                                            312                (179)                  35
                                                               -----------------   -----------------     ----------------

Income (loss) from continuing operations
       before income taxes                                                  357                 591                 (601)
Income tax expense (benefit)                                                114                 (13)                 (81)
                                                               -----------------   -----------------     ----------------
Income (loss) from continuing operations,
       net of tax                                                           243                 604                 (520)
Loss from discontinued operations, net of tax                              (484)             (1,190)                (138)
                                                               -----------------   -----------------     ----------------
Net loss                                                     $             (241)               (586)                (658)
                                                               =================   =================     ================
Income (loss) per share - basic
       Continuing operations                                 $              .08                 .20                 (.17)
       Discontinued operations                                             (.16)               (.40)                (.05)
                                                               -----------------   -----------------     ----------------
       Net loss                                              $             (.08)               (.20)                (.22)
                                                               =================   =================     ================
Income (loss) per share - diluted
       Continuing operations                                 $              .08                 .20                 (.17)
       Discontinued operations                                             (.16)               (.40)                (.05)
                                                               -----------------   -----------------     ----------------
       Net loss                                              $             (.08)               (.20)                (.22)
                                                               =================   =================     ================
Weighted average shares:
       Basic                                                              2,932               2,964                2,942
       Effect of stock options                                                5                   8                    4
                                                               -----------------   -----------------     ----------------
       Diluted                                                            2,937               2,972                2,946
                                                               =================   =================     ================

                SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      (Unaudited, in thousands of dollars)

                                                                                 For the three                One month
                                                                                 months ended                   ended
                                                                       --------------------------------     ----------------
                                                                          Mar 31,           Feb 28,             Dec 31,
                                                                           2000              1999                1999
                                                                       --------------    --------------     ----------------
Cash flows from operating activities:
Continuing operations:
     Income (loss) from continuing operations, net of tax            $           243               604                 (520)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                         228               254                   77
           Deferred compensation, net of payments                                (84)             (503)                 (32)
           Other, net                                                              8               188                  227
   Cash provided by (used in) changes in:
           Receivables                                                         1,557            12,361                1,644
           Inventories                                                           978            (1,760)                 111
           Other current assets                                                 (149)             (499)                 (52)
           Accounts payable                                                   (1,085)           (3,310)              (1,637)
           Accrued expenses                                                     (158)           (2,318)              (1,308)
                                                                       --------------    --------------     ----------------
Net cash provided (used) by operating activities                               1,538             5,017               (1,490)
                                                                       --------------    --------------     ----------------
Cash flows from investing activities:
           Purchases of property, plant and equipment                           (305)             (104)                 (85)
           Other investments and assets                                           (3)              (28)                   9
                                                                       --------------    --------------     ----------------
Net cash used in investing activities                                           (308)             (132)                 (76)
                                                                       --------------    --------------     ----------------
Cash flows from financing activities:
           Net increase (decrease) in short term borrowings                   (2,085)           (3,436)                  74
           Repurchase of capital stock                                           (63)               --                 (222)
           Principal payments on long-term debt                                  157                --                 (300)
                                                                       --------------    --------------     ----------------
Net cash provided (used) by financing activities                              (1,991)           (3,436)                (448)
                                                                       --------------    --------------     ----------------
Net cash provided (used) by discontinued operations                              501            (3,099)                (154)
Effect of exchange rate changes on cash                                           (8)             (173)                   3
                                                                       --------------    --------------     ----------------
Net decrease in cash and cash equivalents                                       (268)           (1,823)              (2,165)
Cash and cash equivalents at beginning of period                               4,006             5,204                6,171
                                                                       --------------    --------------     ----------------
Cash and cash equivalents at end of period                           $         3,738             3,381                4,006
                                                                       ==============    ==============     ================

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 March 31, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999


NOTE 1
The accompanying consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments except where indicated, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended November 30, 1999.

On January 31, 2000, the Board of Directors determined to change the Company's fiscal year end from November 30 to December 31 to be effective for the year beginning January 1, 2000. Accordingly, the Company is including the unaudited financial information for the one month ended December 31, 1999 (the transition period) in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2000. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.

The Company has not presented financial statements for the three months ended March 31, 1999 but has instead presented financial statements for the three months ended February 28, 1999. Because the adoption of a new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months ended March 31, 1999.

NOTE 2
On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding Capital Stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through March 31, 2000, the Company repurchased a total of 36,500 shares at a cost of $.6 million.

NOTE 3
As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999. Through March 31, 2000, the Company had collected approximately $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in the United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of Pounds 3,000,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 March 31, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

NOTE 4
The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company. For information relating to other legal matters involving the Company, reference is made to "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and to "Part II, Item 1 - Legal Proceedings" in this report.

NOTE 5
Comprehensive loss for the three months ended March 31, 2000 and February 28, 1999 consisted of the following (in thousands):


                                                               Three months        Three months         One month
                                                               ended March 31,   ended February 28,  ended December 31,
                                                                    2000                1999                1999
                                                                    ----                ----                ----
Net loss                                                          $ (241)               (586)               (658)
Other comprehensive loss:
   Foreign currency translation adjustments                         (493)               (569)                 (7)
                                                                  ------              ------                ----
Comprehensive loss                                                $ (734)             (1,155)               (665)
                                                                  ======              ======                ====

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 March 31, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999


NOTE 6
The Company operates in one segment, the manufacture and distribution of electrostatic spray finishing and coating application equipment. The Company's products are sold to customers in North America, South America, Europe, Asia, Africa, and Australia.

The table below presents the Company's consolidated continuing operations by country: United States; France; and Japan. Sales are presented by originating area. Interarea transfers comprise transactions among the Company and its subsidiaries in different geographic areas; these transfers are eliminated in consolidation.


                                                                      THREE MONTHS ENDED         ONE MONTH ENDED
                                                                   MARCH 31,     FEBRUARY 28,      DECEMBER, 31
                                                                     2000             1999             1999
                                                                 ------------    -------------   ----------------
 Sales to unaffiliated customers (includes exports):
     United States                                            $       6,043            5,390           1,666
     France                                                          14,939           10,798           3,060
     Japan                                                            1,632            1,589             297
 Interarea transfers from:
     France                                                           2,899            3,841             818
     Eliminations                                                    (2,899)          (3,841)           (818)
                                                                 ------------    -------------   ----------------
          Total                                               $      22,614           17,777           5,023
                                                                 ============    =============   ================

 Operating income (loss):
     United States                                            $         (92)            (244)            (88)
     France                                                             763              722            (401)
     Japan                                                               (2)             (66)            (77)
                                                                 ------------    -------------   ----------------
          Total                                               $         669              412            (566)
                                                                 ============    =============   ================

 Identifiable assets of continuing operations:
     United States                                            $      21,608           21,941          22,833
     France                                                          40,276           38,216          44,134
     Japan                                                            5,086            5,139           5,121

                                                                 ------------    -------------   ----------------
          Total                                               $      66,970           65,296          72,088
                                                                 ============    =============   ================

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT DEVELOPMENTS

On February 28, 2000 the Company announced the formation of a strategic alliance with JBI, L.P., based in Osseo, WI, a leading manufacturer of paint spray booths. JBI will manufacture the Sames' line of powder booths, including ProTouch and SoftTouch powder booths and will also support the growth of Sames' distributor network in North America.

This strategy is exemplified by the distributor agreement signed on February 17, 2000 with Dove Equipment Co., Inc. based in Peoria, IL. Dove is an existing distributor for JBI and a leading industrial distributor in North America for liquid electrostatic and powder systems. Dove will represent the full Sames general industry product line in Illinois, Wisconsin, Iowa and Mexico.

JBI will also provide the turnkey installation of the new Sames Customer Demonstration Facility in Livonia, MI. The new facility will allow current and prospective customers to evaluate the performance capabilities of Sames liquid electrostatic and powder coating equipment and systems.

On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding Capital Stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through March 31, 2000, the Company repurchased a total of 36,500 shares at a cost of $.6 million.

On April 25, 2000, the Sames stockholders approved the adoption of the Sames Employee Stock Purchase Plan, effective January 1, 2000, pursuant to which employees of the Company have the opportunity to acquire shares of the capital stock of the Company at a 15% discount. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing employees of the Company and certain designated subsidiaries with an opportunity to acquire an ownership interest in the Company. With respect to employees who reside in the United States, the Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

On January 31, 2000, the Board of Directors determined to change the Company's fiscal year end from November 30 to December 31 to be effective for the year beginning January 1, 2000. Accordingly, the Company is including the unaudited financial information for the one month ended December 31, 1999 (the transition period) in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2000. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.

The Company has not presented financial statements for the three months ended March 31, 1999 but has instead presented financial statements for the three months ended February 28, 1999. Because the adoption of a new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months ended March 31, 1999.

On April 25, 2000, the Company elected Arnold H. Dratt, its President and CEO, to the position of Chairman of the Board of Directors. Mr. Dratt succeeded Dr. Wayne Edwards, who will remain a director. Philippe Vuillerme, the managing director of the Company's largest subsidiary, Sames S.A., was promoted to Chief Operating Officer. Mr. Vuillerme is also a director of the Company.

As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999 the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999. Through March 31, 2000, the Company had collected approximately $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


SIGNIFICANT DEVELOPMENTS (CONTINUED)

The Board of Directors approved a change in the Company's listing stock symbol from BIN to SGT, effective May 22, 2000. As shorthand for "Sames Global Technology", the symbol was chosen to underline the core strengths of Sames in high technology electrostatic finishing on a global basis.



RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2000 ("First Quarter 2000") were $22.6 million compared to $17.8 million for the three months ended February 28, 1999 ("First Quarter 1999"), an increase of $4.8 million, or 27%. Sames, S.A. experienced the majority of the sales increase or $4.1 million. The significant backlog at Sames S.A. in the previous year end in large automotive installations gave rise to significant improvement in First Quarter 2000 sales over the prior year. In fiscal 1999, the sales mix of Sames S.A. was more heavily weighted toward lower volume, higher margin standard equipment and spare part sales.

GROSS PROFIT

Gross profit of $7.8 million for the First Quarter 2000 decreased $.3 million, or 3.6% from the comparable 1999 period. Gross profit was 34.5% of net sales for First Quarter 2000 compared to 45.5% for the First Quarter 1999. The decrease in the First Quarter 2000 was primarily due to the reduction in volume of higher margin standard and spare part sales from the First Quarter 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $6.5 million for the First Quarter 2000 compared to $6.7 million for the First Quarter 1999. SG&A expense as a percentage of net sales was 28.7% for the First Quarter 2000 and
37.6 % for the comparable First Quarter 1999.

These decreases are the result of management's cost control programs and emphasis on profitability.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expense was $.7 million for the First Quarter 2000 compared with $1.0 million for the First Quarter 1999. The Company is continually engaged in experimental work on various paint and powder coating systems. The Company believes that a strong commitment to research and development is necessary to drive long-term growth.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INTEREST EXPENSE

Interest expense was $.3 million for the First Quarter 2000 compared with $.4 million for the First Quarter 1999. Interest expense decreased in the three months ended March 31, 2000 primarily due to decreased borrowing levels achieved from improved operational cashflows by Sames, S.A. and Sames North America.

OTHER EXPENSE (INCOME) - NET

Other expense was approximately $.1 million for the First Quarter 2000 compared with other income of $.5 million in the First Quarter 1999. The majority of the variance in other income between the periods was attributable to foreign currency transaction gains, principally by Sames North America, that arose due to the weakening French Franc in the First Quarter 1999.

INCOME TAXES

The Company recorded an income tax expense of $.1 million in the First Quarter 2000 versus an insignificant provision for the First Quarter 1999. The consolidated relationship of income tax expense and pretax income or loss was a function of the Company's geographical mix of pretax profitability, and, generally, the utilization of available domestic net operating loss carryforwards.

LOSS FROM DISCONTINUED OPERATIONS -
   NET OF TAX

Loss from discontinued operations, net of tax, decreased from $1.2 million ($.40 loss per diluted share) in the First Quarter 1999 to $.5 million ($.16 loss per diluted share) in the First Quarter 2000 principally due to the loss from the sale of the Canadian operation in the First Quarter 1999.

NET INCOME (LOSS)

As a result of all of the factors above, the Company recorded a net loss of $.2 million ($.08 loss per diluted share) and $.6 million ($.20 loss per diluted share) in the First Quarter 2000 and in the First Quarter 1999, respectively.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. At March 31, 2000, the Company had aggregate credit facilities of approximately $17.8 million, borrowings under these facilities of $7.6 million, and amounts available under these facilities of $10.2 million.

In the three months ended March 31, 2000, the Company generated cash flow of $1.5 million from operating activities primarily due to a significant reduction in accounts receivable and inventory and offset by a decrease of accounts payable from the period ended December 31, 1999. The Company increased capital spending levels to $.3 million in the First Quarter 2000.

During First Quarter 2000 the Company paid down short-term borrowing levels by approximately $2.1 million.

Overall, cash and cash equivalents decreased in First Quarter 2000 by $.3 million.

Based upon the current level of operations, the Company believes that its cash flow from operations together with the available borrowing capacity under it credit agreements will be adequate to meet its presently anticipated requirements for working capital and accrued liabilities, capital expenditures, interest payments, and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels.

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

CONVERSION TO THE EURO

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. From that date until January 1, 2002, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only euro currency will be used.

The Company will is evaluating the strategic, financial, legal, and systems issues related to the various phases of transition to the Euro currency. While the Company does not believe the ultimate costs of conversion will be material to its results of operations, cash flow, or financial position, efforts will be made to address customer and business needs on a timely basis and anticipate and prevent any complications.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions is denominated in French francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At March 31, 2000, the French franc had depreciated by approximately 4.5% compared to December 31, 1999. However, the average French franc/U.S. dollar exchange rate decreased approximately 17% in the three months ended March 31, 2000 compared to the First Quarter 1999 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

In the three months ended March 31, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $.5 million. An unrealized foreign currency translation loss of $.6 million was recorded in the three months ended February 28, 1999.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames North America recorded a gain of approximately $.1 million during the three months ended March 31, 2000. The gain was recorded due to the combination of a significant intercompany payable to Sames, S.A., denominated in French francs, and the depreciation of the French franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at March 31, 2000.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS


Statements regarding the Company's future plans and expectations, operating performance, product development and distribution and strategic alternatives and alliances, and effects of the euro conversion constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, adverse changes in the economy or overall market generally, increased competition relating to the Company's products and services both within the United States and globally, lower than expected sales of the Company's products and services, the Company's inability to successfully implement manufacturing assembly and cost-reduction programs, adverse results of the testing of the Company's products and validation programs or the failure of such products or programs to gain wide market acceptance, the inability of the Company to enter into or secure new or anticipated strategic alliances, continuing losses resulting from discontinued operations relating to the resolution and conclusion of the matters relating to the sale of the Binks business, fluctuation in the sales revenues caused in part by currency fluctuations and translations, uncertainty relating to economic and political conditions in the countries and international markets in which the Company operates and competes, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          As of September 23, 1999, the Company reached agreement with ITW to resolve its outstanding dispute relating to the purchase price adjustment associated with the sale to ITW, effective September 30, 1998 of certain assets, operations and subsidiaries that included specific standard or non-electrostatic products comprising the Binks Business. Under the terms of the settlement, the Company agreed to pay ITW approximately $6.1 million in sixteen quarterly installments, without interest, of $385,458 each, which commenced on September 30, 1999 and end June 30, 2003.

          As part of the original sale agreement to ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the Binks Business. The sale agreement also provided for indemnification of ITW with respect to such accounts receivable not collected within 180 days of the date of the agreement. The Company and ITW have resolved disputes which arose regarding these receivables. As a result, the Company paid approximately $1.0 million to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. As of March 31, 2000, the Company had collected $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged to or credited to loss from discontinued operations.

          The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in the United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of Pounds 3,000,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable.

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

          On February 24, 1997, Chester Baranowski, the former President of Binks Canada, brought suit against the Company seeking US $4.55 million claiming wrongful dismissal, breach of contract and non-payment of certain salary and employee benefits. The Company has denied all substantive allegations and filed a counterclaim on November 28, 1997 against Baranowski for breach of fiduciary duty and conspiracy with Burke B. Roche to injure the Company. The case went to trial in the Superior Court of Justice at Toronto, Canada and reasons for judgement was issued January 12, 2000. Both parties have filed notices of appeal.

          On May 28, 1999, Burke B. Roche, former Chairman and CEO of the Company, brought suit against the Company seeking a judgment in the amount of all payments alleged to be due him under a retirement contract, presently approximately $277,500, and that the court direct the Company to make remaining installment payments allegedly due. Mr. Roche claims that payments of approximately $18,500 per month are due for at least 76 more months or until June, 2006, and payments in this amount are due for an additional 60 months thereafter, so long as Mr. Roche is living when each such monthly payment is due. The Company is vigorously defending these claims and has filed a counterclaim seeking damages in an amount to be determined alleging various breaches of fiduciary duty by Mr. Roche. On May 2, 2000, the Company amended its counterclaim to exclude alleged breach of contract by Mr. Roche.

          For all legal matters discussed above, after consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damages, if any, that may ultimately be incurred.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 1. Legal Proceedings (continued)

See Note 4 to Consolidated Financial Statements for the period ended March 31, 2000 (Unaudited) contained herein.

Items 2. 3.
  4. and 5.         Not applicable

Item 6.             Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         - Exhibit 27 - Financial Data Schedule

                    (b)  Reports on Form 8-K

                         (1) Form 8-K dated January 31, 2000, filed with the
                             SEC on February 10, 2000.

Item 8.              Change in fiscal year.

                     - On January 31, 2000 the Company determined to change
                       its fiscal year-end from November 30 to December 31.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMES CORPORATION


/s/ Arnold H. Dratt
-------------------
Arnold H. Dratt - Chairman, President and Chief Executive Officer
Principal Executive Officer

/s/ Ronald A. Koltz
-------------------
Vice President - Controller Corporate Accounting
Principal Accounting and Financial Officer


Date      May 15, 2000