Form 10-Q
period 2000-06-30
SAMES CORP
filed 2000-08-10
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

       ------------------------------------------------------------------

                                    FORM 10-Q
      (Mark One)



     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000



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

                           Yes     X          No
                               -----------       -----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                  Outstanding July 31, 2000
------------------------------                    --------------------------
Capital Stock, par value $1.00                             2,931,818

                                SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 Form 10-Q Index


                          Part I. Financial Information


                                                                                  PAGE
                                                                                  ----
Item 1.  Financial Statements

               Consolidated Balance Sheets
               June 30, 2000 (unaudited), December 31, 1999 (unaudited) and
               November 30, 1999                                                     2

               Consolidated Statements of Operations (unaudited)
               Three months and six months ended June 30, 2000 and
               May 31, 1999 and one month ended December 31, 1999                    3

               Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2000 and May 31, 1999 and
               one month ended December 31, 1999                                     4

               Notes to Consolidated Financial Statements                          5-8

Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                 9-14


Item 3. Quantitative and Qualitative Disclosures About Market Risk                  15

           Forward Looking Statements                                               16

                          Part II. Other Information

Item 1. Legal Proceedings                                                        17-19

Item 4. Submission of Matters to a Vote of Security Holders                         20

Item 6. Exhibits and Reports on Form 8-K                                            21

           Signatures                                                               22


PART I   FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS

             Company or group of companies
             for which report is filed:

             SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

 June 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

                (in thousands, except share amounts)


                                                                           June 30,           Dec 31,             Nov 30,
                                                                            2000                1999                1999
                                                                            ----                ----                ----
ASSETS
Current assets:
      Cash and cash equivalents                                         $       2,486            4,006              6,171
      Receivables, net                                                         36,060           41,455             43,171
      Inventories                                                              14,420           15,801             15,999
      Other current assets                                                      3,405            3,030              3,971
      Net assets of discontinued operations                                       355            1,246              1,301
                                                                        --------------    ---------------       -------------
Total current assets                                                           56,726           65,538             70,613
Other noncurrent assets                                                         2,959            3,028              3,038
Property, plant and equipment, at cost                                         10,999           11,002             10,938
      Less accumulated depreciation                                             6,306            6,234              6,172
                                                                        --------------    ---------------       -------------
Net property, plant and equipment                                               4,693            4,768              4,766
                                                                        --------------    ---------------       -------------
                                                                        $      64,378           73,334             78,417
                                                                        ==============    ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank overdrafts
          and current maturities of long-term debt                      $       5,601            8,306              8,543
      Accounts payable                                                         23,379           27,158             27,881
      Other current liabilities                                                 7,851            8,099             10,980
                                                                        --------------    ---------------       -------------
Total current liabilities                                                      36,831           43,563             47,404
Deferred compensation                                                           6,249            6,394              6,426
Note payable, net of discount of $875, $942 and $964, respectively              2,545            3,182              3,500
Deferred income taxes                                                              74               76                 76
Long-term debt, less current maturities                                         2,625            2,762              2,767
                                                                        --------------    ---------------       -------------
Total liabilities                                                              48,324           55,977             60,173
                                                                        --------------    ---------------       -------------
Stockholders' equity:
      Capital stock, $1.00 par value. Authorized 12,000,000
          shares; issued and outstanding 2,966,837 shares at
          March 31, 2000, December 31, 1999 and November 30, 1999               2,967            2,967              2,967
      Additional paid-in capital                                               19,677           19,677             19,677
      Accumulated deficit                                                      (3,327)          (2,727)            (2,069)
      Accumulated other comprehensive loss:
          Foreign currency translation adjustments                             (2,686)          (2,042)            (2,035)
                                                                        --------------    ---------------       -------------
                                                                               16,631           17,875             18,540
      Treasury stock, at cost, 36,190, 32,500 and 18,200 shares
          at June 30, 2000, December 31, 1999 and  November 30,
          1999, respectively                                                     (577)            (518)              (296)
                                                                        --------------    ---------------       -------------
          Total stockholders' equity                                           16,054           17,357             18,244
                                                                        --------------    ---------------       -------------
                                                                        $      64,378           73,334             78,417
                                                                        ==============    ===============       =============


                SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Operations

               (Unaudited, in thousands except share and per share amounts)


                                                    For the three                 For the six             One month
                                                     months ended                 months ended               ended
                                              ---------------------------   -------------------------     ------------
                                               June 30,         May 31,       June 30,      May 31,         Dec 31,
                                                2000             1999           2000         1999            1999
                                              ------------    -----------   -----------   -----------     ------------
Net sales                                     $  19,972          22,900        42,586       40,676             5,023
Cost of goods sold                               13,442          15,033        28,256       24,715             3,386
                                              ------------    -----------   -----------   -----------     ------------
       Gross profit                               6,530           7,867        14,330       15,961             1,637
Selling, general and administrative expenses      5,873           7,163        12,362       13,851             1,904
Research and development costs                      656           1,022         1,298        2,016               299
                                              ------------    -----------   -----------   -----------     ------------
       Operating income (loss)                        1            (318)          670           94              (566)
                                              ------------    -----------   -----------   -----------     ------------
Other expense (income):
       Interest expense                             106             172           369          523                69
       Other income, net                           (285)           (640)         (236)      (1,170)              (34)
                                              ------------    -----------   -----------   -----------     ------------
                                                   (179)           (468)          133         (647)               35
                                              ------------    -----------   -----------   -----------     ------------

Income (loss) from continuing operations
       before income taxes                          180             150           537          741              (601)
Income tax expense (benefit)                         66            (177)          180         (190)              (81)
                                              ------------    -----------   -----------   -----------     ------------
Income (loss) from continuing operations,
       net of tax                                   114             327           357          931              (520)
Loss from discontinued operations, net of tax      (473)           (472)         (957)      (1,662)             (138)
                                              ------------    -----------   -----------   -----------     ------------
Net loss                                      $    (359)           (145)         (600)        (731)             (658)
                                              ============    ===========   ===========   ===========     ============
Income (loss) per share - basic
       Continuing operations                  $     .04             .11           .12          .31              (.18)
       Discontinued operations                     (.16)           (.16)         (.32)        (.56)             (.04)
                                              ------------    -----------   -----------   -----------     ------------
       Net loss                               $    (.12)           (.05)         (.20)        (.25)             (.22)
                                              ============    ===========   ===========   ===========     ============
Income (loss) per share - diluted
       Continuing operations                  $     .04             .11           .12          .31              (.18)
       Discontinued operations                     (.16)           (.16)         (.32)        (.56)             (.04)
                                              ------------    -----------   -----------   -----------     ------------
       Net loss                               $    (.12)           (.05)         (.20)        (.25)             (.22)
                                              ============    ===========   ===========   ===========     ============
Weighted average shares:
       Basic                                      2,930           2,965         2,932        2,965             2,942
       Effect of stock options                        7               9             6            7                 4
                                              ------------    -----------   -----------   -----------     ------------
       Diluted                                    2,937           2,974         2,938        2,972             2,946
                                              ============    ===========   ===========   ===========     ============


                SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                          (Unaudited, in thousands)


                                                                                 For the six                 One month
                                                                                 months ended                   ended
                                                                       --------------------------------   ----------------
                                                                          June 30,           May 31,           Dec 31,
                                                                           2000               1999              1999
                                                                       --------------    --------------   ----------------
Cash flows from operating activities:
Continuing operations:
     Income (loss) from continuing operations, net of tax              $        357            931                 (520)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                        442            486                   77
           Deferred compensation, net of payments                              (161)          (594)                 (32)
           Other, net                                                            65            (44)                 227
   Cash provided by (used in) changes in:
           Receivables                                                        3,433          9,446                1,644
           Inventories                                                          954         (2,841)                (247)
           Other current assets                                                (577)           308                  307
           Accounts payable                                                  (2,627)         1,878                 (985)
           Accrued expenses                                                    (500)        (5,682)              (1,961)
                                                                       --------------    --------------   ----------------
Net cash provided (used) by operating activities                              1,386          3,888               (1,490)
                                                                       --------------    --------------   ----------------
Cash flows from investing activities:
           Purchases of property, plant and equipment                          (553)          (395)                 (85)
           Other investments and assets                                           5            221                    9
                                                                       --------------    --------------   ----------------
Net cash used in investing activities                                          (548)          (174)                 (76)
                                                                       --------------    --------------   ----------------
Cash flows from financing activities:
           Proceeds from long-term borrowings                                  (481)         1,064                   --
           Net increase (decrease) in short term borrowings                  (1,823)         3,000                   74
           Repurchase of capital stock                                          (59)           --                  (222)
           Principal payments on long-term debt                                  --         (1,007)                (300)
                                                                       --------------    --------------   ----------------
Net cash provided (used) by financing activities                             (2,363)         3,057                 (448)
                                                                       --------------    --------------   ----------------
Net cash provided (used) by discontinued operations                              19         (4,124)                (154)
Effect of exchange rate changes on cash                                         (14)          (378)                   3
                                                                       --------------    --------------   ----------------
Net increase (decrease) in cash and cash equivalents                         (1,520)         2,269               (2,165)
Cash and cash equivalents at beginning of period                              4,006          5,204                6,171
                                                                       --------------    --------------   ----------------
Cash and cash equivalents at end of period                             $      2,486          7,473                4,006
                                                                       ==============    ==============   ================


                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 June 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

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

On January 31, 2000, the Board of Directors determined to change the Company's fiscal year end from November 30 to December 31 effective for the year beginning January 1, 2000. Accordingly, the Company is presenting the unaudited financial information for the month ended December 31, 1999 (the transition period) in this quarterly report on Form 10-Q. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.

The Company has not presented financial statements for the three months and six months ended June 30, 1999 but has instead presented financial statements for the three months and six months ended May 31, 1999. Because the adoption of the new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months and six months ended June 30, 1999.

Certain amounts in the November 30, 1999 balance sheet and December 31, 1999 (the transition period) unaudited balance sheet, as previously reported in the Form 10-K for the year ended November 30, 1999 and the Form 10-Q for the quarter ended March 31, 2000, have been reclassified to conform to the amounts as reported in this Form 10-Q.

NOTE 2
On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding capital stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through June 30, 2000, the Company repurchased a total of 37,000 shares at a cost of $.6 million and has reissued 810 shares to employees under the Company's employee stock purchase plan. On July 1, 2000, the Company reissued an additional 1,171 shares to employees under the Company's employee stock purchase plan.

               SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 June 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

Note 2 (continued)
On April 25, 2000, the Sames stockholders approved the adoption of the Sames Employee Stock Purchase Plan, effective January 1, 2000, pursuant to which employees of the Company have the opportunity to acquire shares of the capital stock of the Company at a 15% discount. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing employees of the Company and certain designated subsidiaries with an opportunity to acquire an ownership interest in the Company. With respect to employees who reside in the United States, the Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

NOTE 3
As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999. Through June 30, 2000, the Company had collected approximately $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

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

 June 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

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

NOTE 5

Comprehensive loss for the six months ended June 30, 2000 and May 31, 1999 and one month ended December 31, 1999 consisted of the following (in thousands):


                                                                Six months          Six months       One month ended
                                                               ended June 30,      ended May 31,        December 31,
                                                                    2000                1999                1999
                                                                    ----                ----                ----
Net loss
                                                                 $  (600)               (731)               (658)
Other comprehensive loss:
   Foreign currency translation adjustments                         (644)               (850)                 (7)
                                                                  ------              ------                ----
Comprehensive loss                                               $(1,244)             (1,581)               (665)
                                                                  ======              ======                ====


                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 June 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999

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


                                                         For the three         For the six             One month
                                                         months ended          months ended              ended
                                                  ------------------------  -------------------      --------------
                                                      June 30,    May 31,    June 30,   May 31,       December 31,
                                                       2000        1999        2000      1999            1999
                                                  -----------  -----------  --------- ---------      --------------
 Sales to unaffiliated customers
  (includes exports):
     United States                                $    5,354        6,090      11,397    11,479         1,666
     France                                           13,042       15,720      27,981    26,518         3,060
     Japan                                             1,576        1,090       3,208     2,679           297
 Interarea transfers from:
     France                                            2,288        3,207       5,187     7,048           818
     Eliminations                                     (2,288)      (3,207)     (5,187)   (7,048)         (818)
                                                  -----------  ------------  --------  ---------     --------------
          Total                                   $   19,972       22,900      42,586    40,676         5,023
                                                  ===========  ============  ========  =========     ==============

 Operating income (loss):
     United States                                $     (100)        (635)       (192)     (879)          (88)
     France                                              135          519         898     1,241          (401)
     Japan                                               (34)        (202)        (36)     (268)          (77)
                                                  -----------  ------------  --------  ---------     --------------
          Total                                   $        1         (318)        670        94          (566)
                                                  ===========  ============  ========  =========     ==============

 Identifiable assets of continuing operations at:                             June 30,    May 31,      December 31,
                                                                                2000       1999           1999
                                                                              --------   ---------   -------------
     United States                                $                            18,890     26,679       22,833
     France                                                                    39,806     38,432       44,134
     Japan                                                                      5,327      4,833        5,121
                                                                              -------    -------       -------
          Total                                   $                            64,023     69,944       72,088
                                                                              =======    =======       =======


                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT DEVELOPMENTS

As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999 the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999. Through June 30, 2000, the Company had collected approximately $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

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

On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding capital stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through June 30, 2000, the Company repurchased a total of 37,000 shares at a cost of $.6 million and has reissued 810 shares to employees under the Company's employee stock purchase plan. On July 1, 2000, the Company reissued an additional 1,171 shares to employees under the Company's employee stock purchase plan.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

SIGNIFICANT DEVELOPMENTS (CONTINUED)

On January 31, 2000, the Board of Directors determined to change the Company's fiscal year end from November 30 to December 31 effective for the year beginning January 1, 2000. Accordingly, the Company is presenting the unaudited financial information for the month ended December 31, 1999 (the transition period) in this quarterly report on Form 10-Q. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.

On April 25, 2000, Sames stockholders approved the adoption of the Sames Employee Stock Purchase Plan, effective January 1, 2000, pursuant to which employees of the Company have the opportunity to acquire shares of the capital stock of the Company at a 15% discount. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing employees of the Company and certain designated subsidiaries with an opportunity to acquire an ownership interest in the Company. With respect to employees who reside in the United States, the Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

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

The Company has not presented financial statements for the three months and six months ended June 30, 1999 but has instead presented financial statements for the three months and six months ended May 31, 1999. Because the adoption of the new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months and six months ended June 30, 1999.

              SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ("Second Quarter 2000") and six months ("Year To Date 2000")ended June 30, 2000 were $20.0 million and $42.6 million compared to $22.9 million and $40.7 million for the three months ("Second Quarter 1999") and six months ("Year To Date 1999") ended May 31,1999, respectively, a decrease of $2.9 million for the Second Quarter 2000 and an increase of $1.9 million for the Year to Date 2000, or (13%) and 5%, respectively. Higher Year To Date 2000 sales over 1999 were primarily attributable to Sames France and Sames Japan and were proportionately distributed across product lines. Lower sales in Second Quarter 2000 were affected mainly by weakening sales in large automotive installations. Net sales of Sames France represented approximately 63% of Second Quarter and Year To Date 2000 consolidated net sales. The impact of a declining French Franc from 1999 to 2000 reduced the U.S. dollar equivalent Second Quarter and Year To Date 2000 sales amounts, when compared to 1999, by over 15%.

GROSS PROFIT

Gross profit of $6.5 million for the Second Quarter 2000 decreased $1.3 million, or (17%) from the comparable 1999 period while Year To Date 2000 gross profit of $14.3 million was lower than Year To Date 1999 gross profit by $1.6 million or (10%). Gross profit was 33% and 34% of net sales for Second Quarter and Year To Date 2000, respectively, compared to 34% and 39% for the Second Quarter and Year To Date 1999, respectively. The decrease of $1.3 million in the Second Quarter 2000 was primarily due to the reduction in volume of large automotive installations compared to the prior year. The decrease of $1.6 million in the Year To Date 2000 was due to the reduction in volume of higher margin standard and spare part sales primarily from the first quarter 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $5.9 million for the Second Quarter 2000 compared to $7.2 million for the Second Quarter 1999 or a decrease of 18%. For Year To Date 2000 and 1999, SG&A expense was $12.4 million and $13.9 million, respectively, or a decrease of 11%. SG&A expense as a percentage of net sales was 29% both for the Second Quarter and Year To Date 2000 compared to 31% and 34% for the comparable Second Quarter and Year To Date 1999 periods, respectively.

The decrease in SG&A expense is mainly the result of the implementation and continuation of management's cost control programs and emphasis on profitability. In the Second Quarter 1999 the Sames France took a one-time charge relating to severance costs in the amount of $.5 million while in the Second Quarter 2000 this same division took a similar charge of $.1 million. Excluding these charges, SG&A expense would have decreased 13% and 8% for the Second Quarter and Year To Date 2000 versus the same periods in 1999, respectively.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expense was $.7 million for the Second
Quarter 2000 compared to $1.0 million for the Second Quarter 1999. For Year To Date 2000 and 1999, R&D expense was $1.3 million and $2.0 million, respectively. The Company is continually engaged in experimental work on various paint and powder coating systems. The costs were incurred primarily in its largest facility at Sames France. The Company believes that a strong commitment to research and development is necessary to drive long-term growth, consistent with its objective to approve R&D projects which offer the most strategic value to the Company.

INTEREST EXPENSE

Interest expense was $.1 million and $.4 million for the Second Quarter and Year To Date 2000, respectively, compared with $.2 million and $.5 million for the Second Quarter and Year To Date 1999, respectively. Interest expense decreased in the three months and six months ended June 30, 2000 primarily due to a 17% reduction in borrowing levels since December 31, 1999 achieved from improved operational cash flows by Sames France and Sames North America.

OTHER INCOME, NET

Other income, net was $.3 million and $.2 million for the Second Quarter and Year To Date 2000, respectively, compared with other income, net of $.6 million and $1.2 million in the Second Quarter and Year To Date 1999, respectively. The majority of the variance in other income, net between the periods was attributable to foreign currency transaction gains, principally by Sames North America, that arose due to the weakening French Franc in the Second Quarter 1999.

INCOME TAXES

The Company recorded an income tax expense of $.1 million in the Second Quarter 2000 versus a benefit of $.2 million for the Second Quarter 1999.
The Company recorded an income tax expense of $.2 million for the Year To Date 2000 versus a benefit of $.2 million for the Year To Date 1999. The relationship of consolidated income tax expense and pretax income or loss is a function of the Company's geographical mix of pretax profitability, and, generally, the utilization of available domestic net operating loss carryforwards.

LOSS FROM DISCONTINUED OPERATIONS -
   NET OF TAX

Loss from discontinued operations, net of tax, decreased from $1.7 million ($.56 loss per diluted share) in Year To Date 1999 to $1.0 million ($.32 loss per diluted share) in Year To Date 2000 principally due to the loss from the sale of the Canadian operation in the First Quarter 1999. The loss from discontinued operations was for both the Second Quarter 2000 and 1999 each $.5 million.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NET INCOME (LOSS)

As a result of all of the factors above, the Company recorded a net loss of $.4 million ($.12 loss per diluted share) and $.1 million ($.05 loss per diluted share) in the Second Quarter 2000 and in the Second Quarter 1999, respectively. For the Year To Date 2000 and 1999, the Company recorded losses of $.6 million ($.20 loss per diluted share) and $.7 million ($.25 loss per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are the primary source of the Company's liquidity. Short-term funds are also provided for current operations through lines of credit and overdraft facilities. At June 30, 2000, the Company had aggregate credit facilities of approximately $17.8 million, borrowings under these facilities of $5.5 million, and amounts available under these facilities of $12.3 million.

In the six months ended June 30, 2000, the Company generated cash flow of $1.4 million from operating activities primarily due to a significant reduction in accounts receivable and inventory offset by a decrease of accounts payable from the period ended December 31, 1999. The Company increased capital spending levels to $.3 million in the Second Quarter 2000 for a total of $.6 million in Year to Date 2000.

During the Year to Date 2000 the Company paid down short-term borrowing levels by approximately $2.4 million.

Overall, cash and cash equivalents decreased in the Year To Date 2000 by $1.5 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended), and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. The Company is evaluating the new standards' provisions and has not yet determined what the effect of SFAS Nos. 133 and 138 will be on the earnings and the financial position of the Company. The Company intends to adopt the standards on January 1, 2001.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

IMPACT OF NEW ACCOUNTING STANDARDS (continued)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. Management believes that SAB No. 101 will not have any material impact on its financial position, results of operations or cash flows.

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

The Company is evaluating the strategic, financial, legal, and systems issues related to the various phases of transition to the Euro currency. While the Company does not believe the ultimate costs of conversion will be material to its results of operations, cash flow, or financial position, efforts will be made to address customer and business needs on a timely basis and anticipate and prevent any complications.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions is denominated in French francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French Franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At June 30, 2000, the French Franc had depreciated by approximately 5.5% compared to December 31, 1999. However, the average French franc/U.S. dollar exchange rate decreased approximately 17.1% in the Year To Date 2000 compared to the Year To Date 1999 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

In the six months ended June 30, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $.6 million. An unrealized foreign currency translation loss of $.9 million was recorded in the six months ended May 31, 1999.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames S.A. recorded a gain of approximately $.1 million during the six months ended June 30, 2000. The gain was recorded due to the depreciation of the French Franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at June 30, 2000.

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

                SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             On February 24, 1997, Chester Baranowski, the former President of Binks Canada, brought suit against the Company seeking US $4.55 million claiming wrongful dismissal, breach of contract and non-payment of certain salary and employee benefits. The Company has denied all substantive allegations and filed a counterclaim on November 28, 1997 against Baranowski for breach of fiduciary duty and conspiracy with Burke B. Roche to injure the Company. The case went to trial in the Superior Court of Justice at Toronto, Canada and reasons for judgement were issued January 12, 2000. Both parties have filed notices of appeal.

             In October 1997, Robert Hashima, the former branch manager of Binks Japan Limited, filed a lawsuit against the Company, claiming that he is entitled to receive 145 million yen (approximately US$1.2 million) plus interest under his retirement policy. The Company responded vigorously to Mr. Hashima's claim and in June 1998, the Company filed a counterclaim for damages in the amount of 172 million yen (approximately US$1.4 million) for various wrongdoings on the part of Mr. Hashima.

             A settlement was reached with Mr. Hashima on May 30, 2000 at the Tokyo District Court. Under the terms of the settlement agreement, it was agreed that a)the Company shall pay approximately $.10 million to Mr. Hashima on or before June 20, 2000 (this amount is included in loss from discontinued operations for the six months ended June 30, 2000), b)Mr. Hashima shall withdraw the case against the Company and the Company shall withdraw its counter-action against Mr. Hashima c)Mr. Hashima and the Company shall both waive and release any claims they may have against each other, d)on or before May 31, 2000, Mr. Hashima shall release the provisional attachment order that froze a local bank account of the Company in Tokyo (approximately $.2 million) and e)each party shall bear its own legal costs. All settlement terms have been performed as agreed.

             On May 28, 1999, Burke B. Roche, former Chairman and CEO of the Company, brought suit against the Company seeking a judgment in the amount of all payments alleged to be due him under a retirement contract, presently approximately $277,500, and that the court direct the Company to make remaining installment payments allegedly due. Mr. Roche claims that payments of approximately $18,500 per month are due for at least 76 more months or until June, 2006, and payments in this amount are due for an additional 60 months thereafter, so long as Mr. Roche is living when each such monthly payment is due. The Company is vigorously defending these claims and has filed a counterclaim seeking damages in an amount to be determined alleging various breaches of fiduciary duty by Mr. Roche. On May 2, 2000, the Company amended its counterclaim to include alleged breach of contract by Mr. Roche.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings (continued)

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

             As part of the original sale agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the Binks Business. The sale agreement also provided for indemnification of ITW with respect to such accounts receivable not collected within 180 days of the date of the agreement. The Company and ITW have resolved disputes which arose regarding these receivables. As a result, the Company paid approximately $1.0 million to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through June 30, 2000, the Company had collected $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged to or credited to loss from discontinued operations.

          The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in the United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of Pounds 3,000,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On August 2, 2000, the Company filed a notice of removal to the U.S. District Court for the Northern District of Illinois. The Company intends to vigorously defend against the claim.

             On June 23, 2000, Doran Unschuld, the former President and Chief Executive Officer of the Company, filed suit against the Company alleging breach of contract by the Company with respect to certain benefits payable to Mr. Unschuld under his retirement contract with the Company. The complaint was filed in the Circuit Court of Cook County, Illinois and seeks damages from the Company in the amount of the monthly payments that allegedly should have been made under the contract since May 2000, equal to $11,076 per month. He is also seeking a constructive trust against the Company for the amount of such payments that are allegedly required to be paid by the Company under and for the life of the contract, which total $1,329,120 over 120 months.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings (continued)

            In the same action, Mr. Unschuld has filed suit against Mr. Arnold Dratt, the Company's Chairman, President and Chief Executive Officer, claiming his alleged intentional interference with Mr. Unschuld's retirement contract. The complaint alleges the Mr. Dratt intentionally influenced the Company to terminate Mr. Unschuld's contract with the Company for his own personal gain. He seeks compensatory damages against Mr. Dratt for the full amount of the contract in addition to punitive damages in excess of $500,000. The Company has agreed to indemnify Mr. Dratt in connection with this action according to the terms of his indemnification agreement with the Company. Both the Company and Mr. Dratt have until August 16, 2000 to respond to the complaint.

             On June 21, 2000, eleven former executive employees of the Company filed suit against the Company and ITW claiming breach of certain retirement contracts by the Company, which include provisions for the payment of certain medical insurance expenses by the Company on behalf of the retirees pursuant to the terms of the contracts. The action alleges that the Company improperly amended the terms of the contracts to provide for the payment of 10% of such retirees' medical insurance expense versus the 90% reimbursement that the plaintiffs claim the Company originally contracted to pay. The plaintiffs filed a declaratory judgement action in the Circuit Court of Cook County, Illinois asking the court to make a determination as to whether the Company properly amended the contracts, and asking the court to reinstate the contracts as originally executed. The plaintiffs are seeking unspecified damages.

          For all legal matters discussed above, after consulting with counsel, management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

See Note 4 to Consolidated Financial Statements for the period ended June 30, 2000 (Unaudited) contained herein.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

Items 2. and 3.     Not applicable

Item 4.             Submission of Matters to a Vote of Security Holders

                    The annual meeting of stockholders of the Company was held on April 25, 2000. Four proposals were submitted to stockholders as described in the Company's proxy statement dated March 20, 2000. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

                    1.        The election of one director of the Company;

                              Votes for:                   2,421.434
                              Votes Against:                       0
                              Abstain:                       278,817

                    2.        The approval of the Sames Employee Stock Purchase
                              Plan;

                              Votes for:                   2,619,704
                              Votes Against:                  70,435
                              Abstain:                        10,112

                    3. The approval of the Sames Corporation Amended and Restated 1996 Stock Option Plan;

                              Votes for:                   2,352,184
                              Votes Against:                 334,778
                              Abstain:                        13,289

                    4. The ratification of KPMG LLP as the Company's independent Accountants for the fiscal year ended December 31, 2000;

                              Votes for:                   2,661,622
                              Votes Against:                  36,637
                              Abstain:                         1,992

Item 5.             Not applicable

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 6.             Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                              - Exhibit 10.1 - Sames Corporation Amended and Restated 1996 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, and incorporated herein by reference)

                              - Exhibit 10.2 - Sames Employee Stock Purchase Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, and incorporated herein by reference)

                              - Exhibit 10.3 - Amended and Restated Consulting Agreement between Sames Corporation and The Dratt-Campbell Company dated as of March 1, 2000.

                              - Exhibit 27.1 - Financial Data Schedule

                    (b)  Reports on Form 8-K - None

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


Date      August 10, 2000