Form 10-Q
period 2000-09-30
SAMES CORP
filed 2000-11-13
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                               -------------------

                                    FORM 10-Q
      (Mark One)

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 2000



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

                           Yes     X          No
                               -----------       -----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding as of October 31, 2000
------------------------------               ----------------------------------
Capital Stock, par value $1.00                             2,933,250

                                SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 Form 10-Q Index


                          Part I. Financial Information


                                                                                PAGE
                                                                                ----
Item 1.  Financial Statements

               Consolidated Balance Sheets
               September 30, 2000 (unaudited), December 31, 1999 (unaudited) and
               November 30, 1999                                                   2

               Consolidated Statements of Operations (unaudited)
               Three months and nine months ended September 30, 2000 and
               August 31, 1999 and one month ended December 31, 1999               3

               Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2000 and August 31, 1999 and
               one month ended December 31, 1999                                   4

               Notes to Consolidated Financial Statements                        5-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              9-14


Item 3.  Quantitative and Qualitative Disclosures About Market Risk               15

         Information Regarding Forward Looking Statement                          16

                          Part II. Other Information

Item 1.  Legal Proceedings                                                     17-19

Item 6.  Exhibits and Reports on Form 8-K                                         20

         Signatures                                                               21

PART I   FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS

             Company or group of companies
             for which report is filed:


              SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

        September 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and
                               November 30, 1999

                (in thousands, except share amounts)

                                                                                    Sept 30,     Dec 31,     Nov 30,
                                                                                      2000        1999        1999
                                                                                      ----        ----        ----
ASSETS
Current assets:
      Cash and cash equivalents                                                    $  1,574       4,006       6,171
      Receivables, net                                                               35,796      41,455      43,171
      Inventories                                                                    14,271      15,801      15,999
      Other current assets                                                            3,071       3,030       3,971
      Net assets of discontinued operations                                             353       1,246       1,301
                                                                                   --------      ------      ------
Total current assets                                                                 55,065      65,538      70,613
Other noncurrent assets                                                               2,909       3,028       3,038
Property, plant and equipment, at cost                                               10,539      11,002      10,938
      Less accumulated depreciation                                                   5,998       6,234       6,172
                                                                                   --------      ------      ------
Net property, plant and equipment                                                     4,541       4,768       4,766
                                                                                   --------      ------      ------
                                                                                   $ 62,515      73,334      78,417
                                                                                   ========      ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, bank overdrafts
          and current maturities of long-term debt                                 $  9,116       8,306       8,543
      Accounts payable                                                               20,489      27,158      27,881
      Other current liabilities                                                       7,881       8,099      10,980
                                                                                   --------      ------      ------
Total current liabilities                                                            37,486      43,563      47,404
Deferred compensation                                                                 6,121       6,394       6,426
Note payable, net of discount of $807, $942 and $964, respectively                    2,227       3,182       3,500
Deferred income taxes                                                                    67          76          76
Long-term debt, less current maturities                                               2,420       2,762       2,767
                                                                                   --------      ------      ------
Total liabilities                                                                    48,321      55,977      60,173
                                                                                   --------      ------      ------
Stockholders' equity:
      Capital stock, $1.00 par value. Authorized 12,000,000 shares; issued and outstanding 2,966,837 shares at September 30, 2000, December 31, 1999
          and November 30, 1999                                                       2,967       2,967       2,967
      Additional paid-in capital                                                     19,677      19,677      19,677
      Accumulated deficit                                                            (4,329)     (2,727)     (2,069)
      Accumulated other comprehensive loss:
          Foreign currency translation adjustments                                   (3,581)     (2,042)     (2,035)
                                                                                   --------      ------      ------
                                                                                     14,734      17,875      18,540
      Treasury stock, at cost, 33,587, 32,500 and 18,200 shares at September 30,
          2000, December 31, 1999 and November 30, 1999, respectively                  (540)       (518)       (296)
                                                                                   --------      ------      ------
          Total stockholders' equity                                                 14,194      17,357      18,244
                                                                                   --------      ------      ------
                                                                                   $ 62,515      73,334      78,417
                                                                                   ========      ======      ======

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Operations

          (Unaudited, in thousands except share and per share amounts)

                                                     For the three           For the nine        For the one
                                                      months ended           months ended        month ended
                                                 ----------------------  ---------------------   ------------
                                                 Sept 30,    August 31,  Sept 30,   August 31,     Dec 31,
                                                  2000         1999        2000        1999         1999
                                                 --------    ----------  --------   ----------     -------
Net sales                                       $ 16,952      24,522      59,538      65,198       5,023
Cost of goods sold                                11,047      15,448      39,303      40,163       3,386
                                                --------      ------      ------      ------       -----
       Gross profit                                5,905       9,074      20,235      25,035       1,637
Selling, general and administrative expenses       5,991       6,722      18,353      20,573       1,904
Research and development costs                       686         887       1,984       2,903         299
                                                --------      ------      ------      ------       -----
       Operating income (loss)                      (772)      1,465        (102)      1,559        (566)
                                                --------      ------      ------      ------       -----
Other expense (income):
       Interest expense                              203         424         572         947          69
       Other expense (income), net                  (252)        225        (488)       (945)        (34)
                                                --------      ------      ------      ------       -----
                                                     (49)        649          84           2          35
                                                --------      ------      ------      ------       -----

Income (loss) from continuing operations
       before income taxes                          (723)        816        (186)      1,557        (601)
Income tax expense (benefit)                        (165)        251          15          61         (81)
                                                --------      ------      ------      ------       -----
Income (loss) from continuing operations,
       net of tax                                   (558)        565        (201)      1,496        (520)
Loss from discontinued operations, net of tax       (444)     (1,710)     (1,401)     (3,372)       (138)
                                                --------      ------      ------      ------       -----
Net loss                                        $ (1,002)     (1,145)     (1,602)     (1,876)       (658)
                                                ========      ======      ======      ======        ====
Income (loss) per share - basic
       Continuing operations                    $   (.19)        .19        (.07)        .50        (.18)
       Discontinued operations                      (.15)       (.58)       (.48)      (1.13)       (.04)
                                                --------      ------      ------      ------       -----
       Net loss                                 $   (.34)       (.39)       (.55)       (.63)       (.22)
                                                ========      ======      ======      ======       =====
Income (loss) per share - diluted
       Continuing operations                    $   (.19)        .19        (.07)        .50        (.18)
       Discontinued operations                      (.15)       (.57)       (.48)      (1.13)       (.04)
                                                --------      ------      ------      ------       -----
       Net loss                                 $   (.34)       (.38)       (.55)       (.63)       (.22)
                                                ========      ======      ======      ======       =====
Weighted average shares:
       Basic                                       2,932       2,966       2,932       2,965       2,942
       Effect of stock options                        10          32           7          15           4
                                                --------      ------      ------      ------       -----
       Diluted                                     2,942       2,998       2,939       2,980       2,946
                                                ========      ======      ======      ======       =====

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      (Unaudited, in thousands of dollars)

                                                                   For the nine     For the one
                                                                   months ended     month ended
                                                              -------------------- -------------
                                                              Sept 30,  August 31,    Dec 31,
                                                                2000       1999        1999
                                                              --------  ----------    -------
Cash flows from operating activities:
Continuing operations:
     Income (loss) from continuing operations, net of tax     $  (201)     1,496       (520)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
           Depreciation and amortization                          701        725         77
           Payments of previously deferred compensation          (281)      (642)       (32)
           Other, net                                             158     (1,974)       227
   Cash provided (used) by changes in:
           Receivables                                          1,043      2,374      1,644
           Inventories                                            357     (3,630)      (247)
           Other current assets                                  (251)       435        307
           Accounts payable                                    (4,324)     7,665       (985)
           Accrued expenses                                       (78)    (3,966)    (1,961)
                                                              -------    -------    -------
Net cash provided (used) by operating activities               (2,876)     2,483     (1,490)
                                                              -------    -------    -------
Cash flows from investing activities:
           Purchases of property, plant and equipment            (936)      (768)       (85)
           Other investments and assets                            27        205          9
                                                              -------    -------    -------
Net cash provided (used) by investing activities                 (909)      (563)       (76)
                                                              -------    -------    -------
Cash flows from financing activities:
           Proceeds from long-term borrowings                    --        4,765       --
           Net increase (decrease) in short term borrowings     2,745      2,180         74
           Repurchase of capital stock                            (22)      --         (222)
           Principal payments on long-term debt                  (906)      (917)      (300)
                                                              -------    -------    -------
Net cash provided (used) by financing activities                1,817      6,029       (448)
                                                              -------    -------    -------
Net cash provided (used) by discontinued operations              (431)    (5,607)      (154)
Effect of exchange rate changes on cash                           (33)        35          3
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents           (2,432)     2,377     (2,165)
Cash and cash equivalents at beginning of period                4,006      5,204      6,171
                                                              -------    -------    -------
Cash and cash equivalents at end of period                    $ 1,574      7,581      4,006
                                                              =======    =======    =======

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        September 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and
                                November 30, 1999


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

On January 31, 2000, the Board of Directors determined to change the Company's fiscal year end from November 30 to December 31 effective for the year beginning January 1, 2000. Accordingly, the Company is presenting the unaudited financial information for the month ended December 31, 1999 (the transition period) in this quarterly report on Form 10-Q. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used by other companies in its industry.

The Company has not presented financial statements for the three months and nine months ended September 30, 1999 but has instead presented financial statements for the three months and nine months ended August 31, 1999. Because the adoption of the new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months and nine months ended September 30, 1999.

Certain amounts in the November 30, 1999 balance sheet and December 31, 1999 (the transition period) unaudited balance sheet, as previously reported in the Form 10-K for the year ended November 30, 1999 and the Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, have been reclassified to conform to the amounts as reported in this Form 10-Q.

NOTE 2
On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding capital stock. The shares can be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through September 30, 2000, the Company repurchased a total of 37,000 shares at a cost of $.6 million and has reissued 3,413 shares to employees under the Company's employee stock purchase plan.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        September 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and
                               November 30, 1999



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

NOTE 3
As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999. Through September 30, 2000, the Company had collected approximately $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in the United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of approximately Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable. The arbitration is proceeding and the Company intends to vigorously defend against the claim.

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

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 June 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and November 30, 1999


NOTE 4 (continued)
On May 28, 1999, Burke B. Roche, former Chairman and CEO of the Company, brought suit against the Company seeking a judgment in the amount of all payments alleged to be due him under a retirement contract, presently approximately $444,000, and that the court direct the Company to make remaining installment payments allegedly due under the contract. Mr. Roche claims that payments of approximately $18,500 per month are due for at least 67 more months or until June, 2006, and payments in this amount are due for an additional 60 months thereafter, so long as Mr. Roche is living when each such monthly payment is due. The Company had vigorously defended those claims and filed a counterclaim seeking damages in an amount to be determined alleging various breaches of fiduciary duty by Mr. Roche. On May 2, 2000, the Company amended its counterclaim to include alleged breach of contract by Mr. Roche. On October 4, 2000, the Circuit Court of Cook County dismissed, without prejudice, Sames' counterclaim relating to negligence and fraud; dismissed Sames' request for rescission of the Employee Retirement Income Contract; but denied Mr. Roche's motion to Sames' counterclaim to its action for breach of fiduciary duty and breach of contract. Since the entry of the October 4, 2000 order, the parties have engaged in settlement discussions and have agreed to settle the litigation, including the counterclaim.

On November 3, 2000 a settlement was reached with Mr. Roche. Under the terms of the settlement agreement, it was agreed that a)the Company shall pay $.75 million in a lump sum to Mr. Roche on November 17, 2000, subject to Federal and state income tax withholding, and that the Company will have no further obligation to Mr. Roche under the Employee Retirement Income Contract; b)Mr. Roche will dismiss his suit against the Company and the Company will dismiss its counterclaim against Mr. Roche; c)Mr. Roche and the Company will both waive and release any claims they may have against each other; and d)each party shall bear its own legal costs. Any adjustment resulting from this settlement will be made to loss from discontinued operations.

For information relating to other legal matters involving the Company, reference is made to "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and to "Part II, Item 1 - Legal Proceedings" in this report.

NOTE 5
Comprehensive loss for the nine months ended September 30, 2000 and August 31, 1999 and one month ended December 31, 1999 consisted of the following (in thousands):

                                               Nine months         Nine months         One month ended
                                              ended Sept 30,     ended August 31,         December 31,
                                                   2000                1999                  1999
                                                   ----                ----                  ----
Net loss                                        $(1,602)              (1,876)                (658)
Other comprehensive loss:
   Foreign currency translation adjustments      (1,539)                (628)                  (7)
                                                -------              -------              -------
Comprehensive loss                              $(3,141)              (2,504)                (665)
                                                =======              =======              =======

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        September 30, 2000 (Unaudited), December 31, 1999 (Unaudited) and
                               November 30, 1999


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

                                                               For the three             For the nine        For the one
                                                               months ended              months ended        month ended
                                                          --------------------     ---------------------    --------------
                                                           Sept 30,     Aug 31,     Sept 30,      Aug 31,    December 31,
                                                             2000       1999          2000         1999         1999
                                                           --------    --------     --------     --------    ------------
Sales to unaffiliated customers (includes exports):
    United States                                          $  4,813       6,219       16,210       17,698        1,666
    France                                                   11,524      17,329       39,504       43,847        3,060
    Japan                                                       615         974        3,824        3,653          297
Interarea transfers from:
    France                                                    2,397       3,120        7,584       10,168          818
    Eliminations                                             (2,397)     (3,120)      (7,584)     (10,168)        (818)
                                                           --------    --------     --------     --------     --------
         Total                                             $ 16,952      24,522       59,538       65,198        5,023
                                                           ========    ========     ========     ========     ========

Operating income (loss):
    United States                                          $   (370)        (10)        (562)        (890)         (88)
    France                                                     (133)      1,588          765        2,829         (401)
    Japan                                                      (269)       (113)        (305)        (380)         (77)
                                                           --------    --------     --------     --------     --------
         Total                                             $   (772)      1,465         (102)       1,559         (566)
                                                           ========    ========     ========     ========     ========

Identifiable assets of continuing operations at:                                    Sept 30,      Aug 31,   December 31,
                                                                                      2000         1999         1999
                                                                                    --------     --------   ------------
    United States                                                                   $ 18,094       29,226       22,833
    France                                                                            39,096       45,905       44,134
    Japan                                                                              4,972        5,373        5,121
                                                                                    --------     --------     --------
         Total                                                                      $ 62,162       80,504       72,088
                                                                                    ========     ========     ========

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT DEVELOPMENTS

On November 13, 2000 the Board of Directors of Sames Corporation announced that it had directed the Company's investment bankers, William Blair and Company, to seek a buyer for the Company. The Company feels that a combination with a strategic buyer or with a larger group will permit the Company to maintain technology leadership in spray applications and provide working capital for bigger automotive and general industry projects for which it competes. The Board strongly believes that the current corporate and capital structures, left over from the sale of the Binks business in 1998, will not permit the Company to take full advantage of recent strategic multi-market alliances formed to broaden its global distribution channels. It is anticipated that the Company's investment bankers should be able to complete discussions with all interested parties by early 2001.

As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999 the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999. Through September 30, 2000, the Company had collected approximately $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged or credited to loss from discontinued operations.

The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in the United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of approximately Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable. The arbitration is proceeding and the Company intends to vigorously defend against the claim.

On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding capital stock. The shares can be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through September 30, 2000, the Company repurchased a total of 37,000 shares at a cost of $.6 million and has reissued 3,413 shares to employees under the Company's employee stock purchase plan.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



SIGNIFICANT DEVELOPMENTS (CONTINUED)

On January 31, 2000, the Board of Directors determined to change the Company's fiscal year end from November 30 to December 31 effective for the year beginning January 1, 2000. Accordingly, the Company is presenting the unaudited financial information for the month ended December 31, 1999 (the transition period) in this quarterly report on Form 10-Q. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used by other companies in its industry.

The Company has not presented financial statements for the three months and nine months ended September 30, 1999 but has instead presented financial statements for the three months and nine months ended August 31, 1999. Because the adoption of the new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months and nine months ended September 30, 1999.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ("Third Quarter 2000") and nine months ("Year To Date 2000")ended September 30, 2000 were $17 million and $59.5 million compared to $24.5 million and $65.2 million for the three months ("Third Quarter 1999") and nine months ("Year To Date 1999") ended August 31,1999, respectively, a decrease of $7.6 million for the Third Quarter 2000 and a decrease of $5.7 million for the Year to Date 2000, or 31% and 9%, respectively. Lower sales for both Year To Date 2000 and Third Quarter 2000 as compared to the corresponding periods in 1999 were primarily attributable to Sames, S.A., the Company's French subsidiary, and were mainly the result of weakening sales in large automotive installations. Net sales of Sames, S.A. represented approximately 79% and 76% of Third Quarter 2000 and Year To Date 2000 consolidated net sales, respectively. The impact of a declining French Franc from 1999 to 2000 reduced the U.S. dollar equivalent Year To Date 2000 and Third Quarter 2000 sales attributable to Sames, S.A., when compared to 1999, by $7.5 million and by $2.4 million, respectively.

GROSS PROFIT

Gross profit of $5.9 million for the Third Quarter 2000 decreased by $3.2 million, or (35%) from the comparable 1999 period, while Year To Date 2000 gross profit of $20.2 million was lower than Year To Date 1999 gross profit by $4.8 million or (19%). Gross profit was 35% and 34% of net sales for Third Quarter 2000 and Year To Date 2000, respectively, compared to 37% and 38% for the Third Quarter 1999 and Year To Date 1999, respectively. The decrease of $3.2 million in the Third Quarter 2000 was primarily due to the reduction in volume of large automotive installations compared to the prior year period. The decrease of $4.8 million in the Year To Date 2000 was also due to the reduction in volume of large automotive installations as well as higher margin spare part sales principally attributable to Sames, S.A.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $6 million for the Third Quarter 2000 compared to $6.7 million for the Third Quarter 1999, or a decrease of 11%. For Year To Date 2000 and 1999, SG&A expense was $18.4 million and $20.6 million, respectively, or a decrease of 11%. SG&A expense as a percentage of net sales was 35% and 31% for the Third Quarter 2000 and Year To Date 2000, respectively, compared to 27% and 32% for the comparable Third Quarter 1999 and Year To Date 1999 periods, respectively.

The decrease in SG&A expense is mainly the result of the continuation of management's cost control programs. Sames France took a one-time charge relating to severance costs in the amount of $.1 million and $.3 million in the Third Quarter 2000 and Year to Date 2000, respectively, versus no charges in the Third Quarter 1999 and $.4 million charges taken in Year to Date 1999. Excluding these charges, SG&A expense would have decreased 13% and 10% for the Third Quarter 2000 and Year To Date 2000 versus the same periods in 1999, respectively.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



RESEARCH AND DEVELOPMENT

Research and development ("R&D") expense was $.7 million for the Third
Quarter 2000 compared to $.9 million for the Third Quarter 1999. For Year To Date 2000 and 1999, R&D expense was $2 million and $2.9 million, respectively. The costs were incurred primarily at the Company's largest facility at Sames France. The Company is continually engaged in experimental work on various paint and powder coating systems. The Company believes that a strong commitment to research and development is necessary to drive long-term growth, consistent with its objective to approve R&D projects that offer the most strategic value to the Company.

INTEREST EXPENSE

Interest expense was $.2 million and $.6 million for the Third Quarter and Year To Date 2000, respectively, compared with $.4 million and $.9 million for the Third Quarter and Year To Date 1999, respectively. Interest expense decreased in the Third Quarter and Year To Date 2000 primarily due to lower borrowing levels in North America, where interest rates are higher than those in Europe. Borrowing levels were at $.3 million at Sames North America at September 30, 2000 versus $3.1 million at the comparable period at August 31, 1999, a reduction of 89% due to improved operational cash flow. Borrowing levels in Sames Europe were $10.5 million at September 30, 2000, an increase of $2.7 million over borrowing levels at August 31, 1999.

OTHER INCOME, NET

Other income, net was $.3 million and $.5 million for the Third Quarter 2000 and Year To Date 2000, respectively, compared with other expense of $.2 million and other income of $.9 million in the Third Quarter 1999 and Year To Date 1999, respectively. The majority of the variance in other income for the Third Quarter 2000 was attributable to foreign currency transaction gains fluctuation of $.5 million, principally at Sames, S.A., that arose due to the weakening value of the French Franc versus the U.S. dollar. The variance in Year to Date other income was principally due to variations in interest income of $.2 million on lower cash balances at the headquarters office and changes in sundry miscellaneous of $.2 million.

INCOME TAXES

The Company recorded an income tax benefit of $.2 million in the Third Quarter 2000 versus expense of $.3 million for the Third Quarter 1999. The income tax expense for the Year To Date 2000 was nominal and the Year to Date 1999 was $.1 million. The relationship between consolidated income tax expense and pretax income or loss is a function of the Company's geographical mix of pretax profitability, and, generally, the utilization of available domestic net operating loss carryforwards.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LOSS FROM DISCONTINUED OPERATIONS -
   NET OF TAX

The Company's loss from discontinued operations, net of tax, was $.4 million for the Third Quarter 2000 versus $1.7 million for the Third Quarter 1999. The amount reported in the Third Quarter 1999 reflects a $1.2 million charge resulting from a purchase price adjustment associated with the 1998 sale to Illinois Tool Works ("ITW") of the Company's Binks Business. Loss from discontinued operations, net of tax, decreased from $3.4 million ($1.13 loss per diluted share) in Year to Date 1999 to $1.4 million ($.48 loss per diluted share) in Year to Date 2000 principally due to the loss from the sale of the Canadian operation in the First Quarter 1999 and the charge resulting from the ITW adjustment mentioned above.

NET INCOME (LOSS)

As a result of all of the factors above, the Company recorded a net loss of $1.0 million ($.34 loss per diluted share) and $1.1 million ($.38 loss per diluted share) for the Third Quarter 2000 and for the Third Quarter 1999, respectively. For the Year To Date 2000 and 1999, the Company recorded losses of $1.6 million ($.55 loss per diluted share) and $1.9 million ($.63 loss per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are the primary source of the Company's liquidity. In the nine months ended September 30, 2000, the Company utilized cash of $2.8 million in operating activities primarily due to significant payments of accounts payable offset only partially by collections of accounts receivables and reductions in inventory levels from the period ended December 31, 1999. Working capital was $17.6 million at September 30, 2000 compared to $22 million at December 31, 1999, a reduction of 25%.

Short-term funds are also provided for current operations through lines of credit and overdraft facilities. At September 30, 2000, the Company had aggregate credit facilities of $15.9 million, borrowings under these facilities of $8.9 million, and amounts available under these facilities of $7 million.

During the Year to Date 2000 the Company increased short-term borrowing levels by $2.7 million while paying down long-term debt by $.9 million. Borrowings were used to support current levels of operations.

The Company increased capital spending levels to $.4 million in the Third Quarter 2000 for a total of $.9 million in Year to Date 2000. $.2 million of the spending in the Third Quarter 2000 is partly attributable to the construction of the Company's General Industry systems demonstration center in Livonia, Michigan, while the remainder is attributable to spending at Sames France. In the Year to Date 2000, Sames North America spent a total of $.5 million on capital improvements, most of which related to the demonstration center.

Overall, cash and cash equivalents decreased in the Year To Date 2000 by $2.4 million.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Based upon its current level of operations, the Company believes that its cash flow from operations together with the available borrowing capacity under its credit agreements will be adequate to meet its presently anticipated requirements to fund operations, capital expenditures, interest payments on its borrowings and scheduled principal payments on its borrowings. There can be no assurance, however, that future industry-specific development, general economic trends or other situations will not adversely affect the Company's operations or ability to meet cash requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended), and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. The Company has not yet assessed the effects that these statements will have on its results of operations, financial position or cash flows. The Company intends to adopt the standards on January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. Management believes that SAB No. 101 will not have any material impact on its financial position, results of operations or cash flows.

QUARTERLY FLUCTUATIONS

The Company has experienced significant quarterly fluctuations in operating results and anticipates that those fluctuations will continue. The fluctuations have been primarily caused by periodic changes in the components of the Company's sales mix. In particular, the Company's sales of large automotive installations can fluctuate substantially and generally result in relatively lower gross profit margins. Sales of standard products and spare parts typically generate relatively higher gross profit margins. The Company therefore believes that quarter-to-quarter comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions is denominated in French Francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French Franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At September 30, 2000, the value of the French Franc versus the U.S. dollar had depreciated by approximately 14.2% compared to its value at December 31, 1999. The average French Franc/U.S. dollar exchange rate decreased approximately 16.6% in the Year To Date 2000 compared to the Year To Date 1999 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona.

In the nine months ended September 30, 2000, the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity, was an unrealized loss of $1.5 million. An unrealized foreign currency translation loss of $.6 million was recorded in the nine months ended August 31, 1999.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames, S.A. recorded a gain of approximately $.3 million during the nine months ended September 30, 2000. The gain was recorded due to the depreciation of the French Franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at September 30, 2000.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES



INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements regarding the Company's future plans and expectations, operating performance, product development and distribution, strategic alternatives and alliances, and effects of the Euro conversion constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's ability to receive, negotiate and accept agreements involving a sale of the Company, the timing of any transaction involving a sale of the Company, adverse changes in the economy or overall market generally, increased competition relating to the Company's products and services both within the United States and globally, lower than expected sales of the Company's products and services, the Company's inability to successfully implement manufacturing assembly and cost-reduction programs, adverse results of the testing of the Company's products and validation programs or the failure of such products or programs to gain wide market acceptance, the inability of the Company to enter into or secure new or anticipated strategic alliances, continuing losses resulting from discontinued operations relating to the resolution and conclusion of the matters relating to the sale of the Binks business, fluctuation in the sales revenues caused in part by currency fluctuations and translations, uncertainty relating to economic and political conditions in the countries and international markets in which the Company operates and competes, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

             On May 28, 1999, Burke B. Roche, former Chairman and CEO of the Company, brought suit against the Company seeking a judgment in the amount of all payments alleged to be due him under a retirement contract, presently approximately $444,000, and that the court direct the Company to make remaining installment payments allegedly due under the contract. Mr. Roche claims that payments of approximately $18,500 per month are due for at least 67 more months or until June, 2006, and payments in this amount are due for an additional 60 months thereafter, so long as Mr. Roche is living when each such monthly payment is due. The Company had vigorously defended those claims and filed a counterclaim seeking damages in an amount to be determined alleging various breaches of fiduciary duty by Mr. Roche. On May 2, 2000, the Company amended its counterclaim to include alleged breach of contract by Mr. Roche. On October 4, 2000, the Circuit Court of Cook County dismissed, without prejudice, Sames' counterclaim relating to negligence and fraud; dismissed Sames' request for rescission of the Employee Retirement Income Contract; but denied Mr. Roche's motion to Sames' counterclaim to its action for breach of fiduciary duty and breach of contract. Since the entry of the October 4, 2000 order, the parties have engaged in settlement discussions and have agreed to settle the litigation, including the counterclaim.

             On November 3, 2000 a settlement was reached with Mr. Roche. Under the terms of the settlement agreement, it was agreed that a)the Company shall pay $.75 million in a lump sum to Mr. Roche on November 17, 2000, subject to Federal and state income tax withholding, and that the Company will have no further obligation to Mr. Roche under the Employee Retirement Income Contract; b)Mr. Roche will dismiss his suit against the Company and the Company will dismiss its counterclaim against Mr. Roche; c)Mr. Roche and the Company will both waive and release any claims they may have against each other; and d)each party shall bear its own legal costs. Any adjustment resulting from this settlement will be credited to loss from discontinued operations.

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

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings (continued)


             As part of the original sale agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the Binks Business. The sale agreement also provided for indemnification of ITW with respect to such accounts receivable not collected within 180 days of the date of the agreement. The Company and ITW have resolved disputes that arose regarding these receivables. As a result, the Company paid approximately $1.0 million to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through September 30, 2000, the Company had collected $.7 million of the accounts receivable. It is anticipated that any future collections below or above the paid amount will be either charged to or credited to loss from discontinued operations.

          The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in the United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of approximately Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable. The arbitration is proceeding and the Company intends to vigorously defend against the claim.

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

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings (continued)

            In the same action, Mr. Unschuld has filed suit against Mr. Arnold Dratt, the Company's Chairman, President and Chief Executive Officer, claiming his alleged intentional interference with Mr. Unschuld's retirement contract. The complaint alleges that Mr. Dratt intentionally influenced the Company to terminate Mr. Unschuld's contract with the Company for his own personal gain. He seeks compensatory damages against Mr. Dratt for the full amount of the contract in addition to punitive damages in excess of $500,000. The Company has agreed to indemnify Mr. Dratt in connection with this action according to the terms of his indemnification agreement with the Company. The Company has answered Mr. Unschuld's complaint and has denied that it breached the retirement contract. In addition, the Company has filed a two-count counterclaim against Mr. Unschuld and has alleged that Mr. Unschuld breached certain fiduciary duties he owed to the Company and breached the retirement contract. Mr. Dratt has moved to dismiss Mr. Unschuld's claim for intentional interference with the retirement contract.

             On June 21, 2000, eleven former executive employees of the Company filed suit against the Company and ITW claiming breach of certain retirement contracts by the Company, which include provisions for the payment of certain medical insurance expenses by the Company on behalf of the retirees pursuant to the terms of the contracts. The action alleges that the Company improperly amended the terms of the contracts to provide for the payment of 10% of such retirees' medical insurance expense versus the 90% reimbursement that the plaintiffs claim the Company originally contracted to pay. The plaintiffs filed a declaratory judgement action in the Circuit Court of Cook County, Illinois asking the court to make a determination as to whether the Company properly amended the contracts, and asking the court to reinstate the contracts as originally executed. The plaintiffs are seeking unspecified damages. The Company removed the action to the United States District Court for the Northern District of Illinois since plaintiffs' action is governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Subsequent to the removal of the action, plaintiffs filed an amended complaint. The Company has until November 22, 2000 to respond to the plaintiffs' amended complaint.

          For all legal matters discussed above, after consulting with counsel, management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

See Note 4 to Consolidated Financial Statements for the period ended September 30, 2000 (Unaudited) contained herein.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     PART II - OTHER INFORMATION (CONTINUED)

Items 2. and 3.
  4. and 5.        Not applicable

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


Date      November 13, 2000