Form 10-K
period 2000-12-31
SAMES CORP
filed 2001-04-13
CIK 12180

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                                 Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $27,258,364 as of March 30, 2001 (based on the closing sale price as reported by the American Stock Exchange as of such date).

    As of March 30, 2001, the Registrant had outstanding 2,934,602 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy      Incorporated into Part III
Statement for the Registrant's Annual Meeting
of Stockholders to be held on May 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Sames Corporation, a Delaware corporation incorporated on January 2, 1929 as a successor to a business founded in 1890, and its subsidiaries (hereinafter referred to collectively as the "Company" or "Sames") are engaged in the manufacture and sale of high-quality electrostatic spray finishing and coating application equipment. The Company designs and assembles the majority of its products at its facility in Meylan, France. The Company serves its primary geographic markets in Europe, North and South America and the Pacific Rim through an extensive network of direct sales, distributors, agents and systems integrators. Please see the consolidated financial statements and notes thereto of the Company included herewith for information regarding the consolidated results of continuing operations of the Company attributable to certain countries in each of the Company's geographic markets. The Company generates over 70% of its sales outside the United States and sells its products primarily to the automotive industry and general industrial finishing and automotive refinishing markets.

    The Company divides its electrostatic products into two general groups: standard products and engineered systems. In addition, new pollution control products is an emerging third group.

    Standard products including spare parts represented almost 60% of the Company's revenue in 2000. The Company sells more than 100 different models of liquid electrostatic and powder spray applicators, painting machines, powder delivery products and powder spray booths. These products are designed to be used alone or combined to create a system. The Company also offers standard packages of these products combined into stand-alone turnkey systems. Standard products represented approximately 28% of the Company's total revenue in fiscal 2000. Approximately 31% of total revenue for fiscal 2000 resulted from the sale of spare parts, which provide a recurring and predictable high margin revenue stream for the Company.

    Engineered systems represented approximately 40% of the Company's total revenue in fiscal 2000. Engineered systems are custom engineered for specific applications, manufactured on demand, and may have limited use in other applications. Engineered systems typically consist of an entire finishing system and often include numerous standard products in their composition.

    The Company maintains its administrative headquarters in Franklin Park, IL and operates primarily from facilities in the United States, France, Germany, Sweden and Japan. See Note 14 to the Company's Consolidated Financial Statements included herewith for information regarding the Company's operations by country.

PRODUCTS

    The Company assembles the majority of its products at its French subsidiary, Sames S.A., and markets its products worldwide through a direct sales force of over 55 people and over 200 third party distributors, agents and systems integrators. Sames provides a complete line of liquid electrostatic and powder application technology for the general industry and automotive markets on a global basis. In addition, complementary equipment to the application equipment technology allows the Company to provide complete paint and powder coating systems. The complementary equipment includes delivery and circulation systems, overhead and side machines, reciprocators, powder spray booths and recovery systems and control packages. The Company manufactures over 50 different models of electrostatic manual and automatic spray applicators for the application of liquid paint and powder. The Company purchases finished components from suppliers primarily located in Europe and North America. The materials and components purchased by the Company are readily available from a number of suppliers in both areas. The Company recently reduced the number of suppliers from approximately 900 to less than 400. By further reducing the number of vendors and improving production processes, the Company anticipates savings on cost of materials over the next 24 months. Furthermore, the Company believes its strategy will lower manufacturing costs and the working capital investment required to fund stocked inventories of components and parts.

    Sames was the first to develop electrostatic application technology for powder coatings. The technology has evolved within Sames to a complete range of applicators, including electrostatic and tribocharging technology. The application of the powder coatings can be accomplished through a manual or automatic spray gun, powder bell or disk.

    Electrostatic technology is the process of generating an electrical charge that causes paint or powder particles to be attracted to a grounded surface. Due to the electrical attraction of a charged particle to a grounded product, the transfer efficiency of the coating material can be greatly improved. The net result is more coating material on the object and less wasted in the air, where it contributes to pollution. The electrical charge can be generated by a power source or through frictional contact known as tribocharging. The tribocharging process is limited to powder coating materials. With over 50 years of experience and expertise in electrostatic technology, Sames is recognized as a world leader in the development of liquid and powder application equipment.

    Sames liquid electrostatic application equipment ranges from manual application spray guns to robot mounted spray guns and rotary atomizers to sophisticated rotary atomizers developed specifically for the automotive industry.

    For example, the newly developed Accuspeed System designed and manufactured by Sames offers automotive customers a technology that enables them to robotically spray waterborne materials at very high line speeds, and the system allows a spraying robot to change application devices very quickly. This technology is already well known and is being tested and strongly considered for use by several leading car manufacturers in the United States, Europe and Japan. This innovation allows for the design of very flexible automatic paint processes.

    The main benefits of this technology are:

    - Higher transfer efficiency than with conventional external change systems

    - Very low paint waste during color change

    - Easier maintenance

    - Ability to quickly change applicators and atomizing devices

    - Quick return on investment due to paint savings

    The major remaining challenge for powder coating installations is to reduce the length of time for a color change. Sames developed the PVV EasyColor powder system that allows for a color change in 10 minutes, including the automatic cleaning of the application equipment. The PVV powder booth is constructed of a plastic and honeycomb composite to minimize powder accumulation on the booth walls. Introduced during late 1999, the PVV is selling within a range of 8 to 10 systems per year.

    Sames also continues to develop products for the growing general industry market. Building on its success with the MIV 660 manual liquid electrostatic spray gun, Sames has recently developed the PIV automatic liquid electrostatic spray gun, which is modeled after the MIV. In addition, Sames will introduce a general industry version (the PPH 308) of the successful PPH 607 used in the automotive market, that is equipped with a magnetic turbine (exclusive to Sames), and satisfies the toughest requirements in terms of surface quality, transfer efficiency and ease of maintenance. The PPH 308 will also feature a magnetic turbine and improved application performance and ease of maintenance.

    The Company recently has agreed to sell the first 24 units of a high-tension generator specifically designed to remove pollutant particles from tall chimneys. This application, initially designed for EDF

(France's national electricity company), can be sold to other utilities globally as well as to other non-related industries, such as cement manufacturers. The product is protected by a number of patents and should generate high gross margins on revenues.

    As Sames looks to the future, product development will continue to focus on the demands and needs of the marketplace. This includes matching the products developed by Sames with the new developments of industry partners. As the marketplace looks toward new coating materials, substrates, and finishing processes, management expects that Sames will continue to be a leader in the design, manufacture and sale of high-quality electrostatic spray finishing and coating application equipment.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities focus on both the improvement of existing and development of new electrostatic equipment. Through its research efforts, the Company was the first to launch widely accepted electrostatic powder bells and internal charge electrostatic applicators for water-soluble materials. Each of these developments has significantly improved transfer efficiency, addressing concerns regarding customers' material costs and the environment. The Company has introduced 20 new products in the past three fiscal years. Once a new product has been brought to market, the Company focuses its efforts on refinements to improve efficiency and accuracy and to achieve greater cost competitiveness. The Company spent approximately $3.0 million, $3.7 million and $3.8 million during fiscal year 2000, 1999, and 1998, respectively, on activities relating to research and development of products and services.

DISTRIBUTION AND MARKETING

    The Company strives to be a leading, worldwide supplier of automotive and general industry electrostatic paint application products through a combination of direct sales, agents and distributors. Its automotive products are sold directly to automotive manufacturers and first tier suppliers, as well as to integrators, which provide "turnkey" paint shop projects to the manufacturer. Its automotive products designed for robotic application are often sold directly to the robot manufacturer. Under its agreement with Fanuc Robotics North America, Inc., a leading manufacturer of robotics in automotive OEM paint systems, the Company distributes certain Sames automotive products in North and South America through Fanuc. In response to Toyota's announcement that it would convert its production facilities in Japan from solvent-borne paint to more eco-friendly water-borne paint over the next five years, Sames and Trinity Industrial Corporation spent more than a year working on joint development of a compact, low-cost paint application system that utilizes robots for faster color change times and minimum paint loss. The Company expects the sale and marketing of its Cassette Bell System ("CBS"), which met or surpassed Toyota's expectations, to begin in 2001. Sames North America, Inc. is the Company's selling and servicing presence in North America; similar functions are performed by Sames, S.A., in Meylan, France. The Company also maintains a direct selling presence in Japan, Korea, Germany, China, England and Spain. It also expects to open representative offices in India and Brazil.

    The Company sells its general industry products both directly and through agents and distributors in over 40 countries throughout the world. The Company has negotiated expansion of its distribution network in the Americas, as well as in Japan within the past year. The Company has entered into a strategic alliance with JBI, L.P., a leading manufacturer of paint spray booths in North America based in Osseo, Wisconsin, which will both manufacture the Company's powder booths and support the marketing of general industry products to a distributor network in North America. In 2000, the Company reached an agreement with Anest Iwata for the distribution of products for the general industrial market on a private label basis in certain Asian markets.

COMPETITION

    The Company believes that it is one of the main suppliers and manufacturers of electrostatic automotive paint applications systems and products (both liquid and powder) and has a significant presence in the general industry market for these products as well. There are many other manufacturers of electrostatic applications equipment that also engage in other lines of business, principally Graco Incorporated, Illinois Tool Works Inc., Nordson Corporation, Kremlin and Durr Beteiligungs-AG.

EMPLOYEES

    As of December 31, 2000, the Company employed a total of approximately 436 persons principally located in the United States and France and also in Sweden, Germany, Japan, Korea, China, England and Spain.

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

BACKLOG OF ORDERS

    The Company's backlog of orders as of December 31, 2000 was approximately $26.3 million as compared to approximately $23.7 million as of November 30, 1999. All of the orders in backlog as of December 31, 2000 are expected to be filled within fiscal 2001. The volume of backlog at any given time is subject to significant variations depending upon the number of orders received and the degree of completion of pending industrial equipment products which, by their nature, are completed over a period of time pursuant to sizable contracts. The difference in backlog between December 31, 2000 and November 30, 1999 is attributable to these factors. The business of the Company is not materially affected by seasonal factors, and the Company's backlog is not generally a result of such factors.

MATERIALS

    The Company assembles essentially all of its products with parts that are manufactured by suppliers primarily located in Europe and North America. The majority of the Company's products are comprised of finished parts. The materials and components purchased by the Company are readily available from a number of suppliers.

INTELLECTUAL PROPERTY

    The Company owns a number of patents in the United States and other countries pertaining to electrostatic spray equipment, and has a number of presently pending applications for patents in the United States and other countries. The Company does not consider its business to be materially dependent on any single patent or group of patents, or any pending application for any patent. The Company has registered its "Sames" trademark in the United States. The "Sames" trademark is registered in numerous other countries as are 10 other Sames product trademarks. The Company also has a worldwide, non-exclusive, lifetime license to use certain Behr Systems, Inc. patents.

ENVIRONMENTAL

    Federal, state, local and international provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not materially affected the Company's capital expenditures, earnings or financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are listed below (1).

    Arnold H. Dratt, age 56, has been the President, CEO and a director of the Company since October 1998. In April of 2000, Mr. Dratt became Chairman of the Board. Mr. Dratt has also served as the president of the Dratt-Campbell Company, a management consulting firm, since he co-founded it in 1991. In such capacity, Mr. Dratt was a consultant to the Company from January 1998 until September 1998. Mr. Dratt's consulting agreement under which he serves as President, CEO and a director of the Company terminates on April 27, 2001, at which time he will resign and no longer serve in any capacity with the Company.

    Matthew J. Koller, age 53, has been Vice President--Financial Reporting of the Company since April 2000. Mr. Koller was first employed as Assistant Controller of the Company in September 1999.

    Ronald A. Koltz, age 51, has been Vice President--Controller Corporate Accounting since January 1999. Mr. Koltz was employed by the Company from October 1972 until September 1998. He served as Controller of the Company from September 1994 until September 1998. He briefly held the same position at ITW Binks, which purchased certain assets from the Company, from October 1998 until January 1, 1999, when he rejoined the Company.

------------------------

(1). All officers' terms expire in 2001.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in a leased facility comprising 3,500 square feet in Franklin Park, Illinois. The Company also leases its primary North American operational center, located in Livonia, Michigan. This 45,000 square foot facility is a combined office, demonstration and distribution center. Sames North America also leases another 6,500 square foot facility in Livonia, Michigan, which serves as a demonstration and testing center.

    The Company's non-U.S. subsidiaries own and occupy manufacturing and office facilities in France and Sweden aggregating approximately 110,000 square feet, and lease property for such purposes principally in Japan and Germany aggregating approximately 13,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies should not materially affect the financial position or results of operations of the Company. However, if adverse judgments are entered against the Company, the payment of such judgments could have a material adverse effect on the Company's liquidity.

    On February 24, 1997, Chester Baranowski, the former President of Binks Canada, brought suit against the Company seeking $4.55 million claiming wrongful dismissal, breach of contract and non-payment of certain salary and employee benefits. The Company has denied all substantive allegations and filed a counterclaim on November 28, 1997 against Baranowski for breach of fiduciary duty and conspiracy with Burke B. Roche to injure the Company. The case went to trial in the Superior Court of Justice at Toronto, Canada and reasons for judgement were issued January 12, 2000, on which date

Mr. Baranowski's claims against the Company were dismissed. His claim against Binks Canada was allowed and he was awarded damages equal to 36 months' salary which Binks Canada estimated to be CND $410,844. He was also required to repay to Binks Canada a loan less certain amounts that had been forgiven under arrangements between him and the Company. The details of the judgment have not yet been settled, and both parties are proceeding with appeals. The judgment is stayed without security pending the disposition of the appeals by the Ontario Court of Appeal.

    As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable that were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through December 31, 2000, the Company had collected approximately $.7 million of the accounts receivable. An allowance for an uncollected amount of $.2 million was charged to loss from discontinued operations in fiscal 2000.

    The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in Paris, which proceedings are being litigated in London, United Kingdom, against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of approximately Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable.

    On June 21, 2000, ten former executive employees of the Company filed suit against the Company and ITW claiming breach of certain retirement contracts by the Company, which include provisions for the payment of certain medical insurance expenses by the Company on behalf of the retirees pursuant to the terms of the contracts. The action alleges that the Company improperly amended the terms of the contracts to provide for the payment of 10% of such retirees' medical insurance expense versus the 90% reimbursement that the plaintiffs claim the Company originally contracted to pay. The plaintiffs filed a declaratory judgement action in the Circuit Court of Cook County, Illinois asking the court to make a determination as to whether the Company properly amended the contracts, and asking the court to reinstate the contracts as originally executed. The plaintiffs are seeking unspecified damages. The Company removed the action to the United States District Court for the Northern District of Illinois since plaintiffs action is governed by the Employee Retirement Income Security Act of 1974 ("Erisa"). Subsequent to the removal of the action, plaintiffs filed an amended complaint. Plaintiff's amended complaint asserts claims for violations of ERISA, breach of fiduciary duty and breach of federal common law. The plaintiffs seek injuctive relief, damages and request the court to clarify plaintiffs' future rights, if any, to benefits under the contracts. The Company and ITW have filed an answer and affirmative defenses to the amended complaint. The parties have exchanged written discovery responses and are currently scheduling oral discovery.

    On June 23, 2000, Doran Unschuld, the former President and Chief Executive Officer of the Company, filed suit against the Company alleging breach of contract by the Company with respect to certain benefits payable to Mr. Unschuld under his retirement contract with the Company. The complaint was filed in the Circuit Court of Cook County, Illinois and seeks damages from the Company in the amount of the monthly payments that allegedly should have been made under the contract since May 2000, equal to $11,076 per month. He sought a constructive trust against the Company for the amount of such payments that are allegedly required to be paid by the Company under and for the life of the contract, which total $1,329,120 over 120 months. The Company filed an answer, affirmative defense and counterclaim against Mr. Unschuld. The Company alleged that Mr. Unschuld breached certain fiduciary duties while he was the Company's President and Chief Executive Officer.

    In the same action, Mr. Unschuld filed suit against Mr. Arnold Dratt, the Company's Chairman, President and Chief Executive Officer, claiming his alleged intentional interference with Mr. Unschuld's retirement contract. The complaint alleged that Mr. Dratt intentionally influenced the Company to terminate
Mr. Unschuld's contract with the Company for his own personal gain. He sought compensatory damages against Mr. Dratt for the full amount of the contract in addition to punitive damages in excess of $500,000. The Company agreed to indemnify Mr. Dratt in connection with this action according to the terms of his indemnification agreement with the Company. The Company answered Mr. Unschuld's complaint and denied that it breached the retirement contract. In addition, the Company filed a two-count counterclaim against Mr. Unschuld and alleged that Mr. Unschuld breached certain fiduciary duties he owed to the Company and breached the retirement contract. Mr. Dratt moved to dismiss Mr. Unschuld's claim for intentional interference with the retirement contract.

    In December 2000, the Company and Mr. Dratt entered into a settlement agreement with Mr. Unshuld. Under the terms of the settlement agreement, the Company paid Mr. Unshuld $.7 million in a lump sum on December 15, 2000. The Company will have no further obligations to Mr. Unshuld under his retirement contract. The Company and Mr. Unshuld agreed to dismiss their respective claims against each other, and Mr. Unshuld agreed to dismiss his claim against Mr. Dratt. The court dismissed all counts of the complaint and counterclaim in late December 2000.

    As of December 31, 2000, the Company or one of its predecessors was a defendant in approximately 130 lawsuits filed in various state courts in Texas on behalf of approximately 746 plaintiffs. There are also five similar cases originally filed in the Mississippi state courts. The plaintiffs claim to have contracted diseases, mainly silicosis, as a result of occupational exposure to dust and other harmful substances. Each of these cases names numerous defendants, typically more than 50. The defendants are producers or manufacturers of raw materials, industrial equipment, safety equipment and other products which allegedly caused or contributed to the plaintiffs' claimed illnesses.

    Virtually all of the claims asserted against Sames concern respiratory equipment distributed or allegedly manufactured by Sames. Plaintiffs contend that they used such equipment during their employment history and that said equipment did not work as it should have, or inadequate warnings or instructions were provided, allowing plaintiffs to inhale dust and other harmful substances. Sames has an agreement wth one manufacturer of certain products distributed by Sames under which the manufacturer pays all defense and indemnity costs of Sames if the plaintiff identifies a respirator made by the manufacturer as a product which allegedly contributed to the plaintiff's illness.

    Under the 1998 sale agreement with ITW, Sames retained responsibility for all product liability claims except those arising from products sold after the closing date of the sale. To date, each of the silicosis claims against Sames arises from products sold prior to the closing date, so that Sames retains responsibility for all of them. To date, the Company's insurers have defended and paid agreed upon settlements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S CAPITAL STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the American and Chicago Stock Exchanges. The Company did not pay dividends on its common stock during 1999 or 2000. The high and low sales prices for each quarterly period within the two most recent fiscal years, as reported by the American Stock Exchange with respect to the common stock of the Company are as follows:

                                                                 HIGH          LOW
QUARTER ENDING                                                -----------   ----------
February 28, 1999...........................................  $18 7/8       $12 7/8
May 31, 1999................................................  19            15
August 31, 1999.............................................  24 1/4        16 3/4
November 30, 1999...........................................  22 3/8        14 1/2
March 31, 2000..............................................  17 1/2        13 3/8
June 30, 2000...............................................  17 1/2        12 3/4
September 30, 2000..........................................  16 3/8        13 1/8
December 31, 2000...........................................  14 1/8        10 1/2

    On March 30, 2001, the last reported sales price of the Company's common stock as reported on the American Stock Exchange was $9.40 per share. As of March 30, 2001, there were approximately 706 holders of record of the Company's common stock, which is the only class of equity securities of the Company outstanding. Computershare Investor Services, Chicago, Illinois, is the transfer agent and registrar of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEARS ENDED DECEMBER 31, 2000--CONTINUING OPERATIONS
(In thousands, except share amounts.)

    The following table presents the Company's selected historical financial data at the dates and for each of the periods indicated. The financial data as of December 31, 2000 and for each of the years ended December 31, 2000 and November 30, 1999 and 1998 has been derived from the audited consolidated financial statements included elsewhere herein. The financial data as of November 30, 1999, 1998, 1997 and 1996 and for the years ended November 30, 1997 and 1996 have been derived from previously audited consolidated financial statements not included herein, as adjusted to give effect to the sale of certain of the Company's domestic divisions, foreign subsidiaries, and standard product lines to Illinois Tool Works Inc. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein.

                                             YEAR ENDED
                                            DECEMBER 31,             YEAR ENDED NOVEMBER 30,
                                            -------------   -----------------------------------------
                                                2000          1999       1998       1997       1996
                                            -------------   --------   --------   --------   --------
Net sales.................................     $80,864      $92,959    $122,370   $97,297    $140,530
Cost of goods sold........................      55,124       57,345      83,719    61,029      95,641
Selling, general and administrative
  expenses................................      25,643       27,298      29,578    28,916      29,968
Research and development costs............       3,045        3,686       3,760     3,793       2,978
Litigation settlement costs (a)...........          --           --     10, 675        --          --
                                               -------      -------    --------   -------    --------
Operating income (loss)...................      (2,948)       4,630      (5,362)    3,559      11,943
Interest expense..........................         888          863         759       783       1,090
Other expense (income)....................         118         (848)       (299)   (1,147)         (9)
                                               -------      -------    --------   -------    --------
Income (loss) before income taxes.........      (3,954)       4,615      (5,822)    3,923      10,862
Income tax expense (benefit)..............       1,741        1,475      (2,564)    1,744       4,563
                                               -------      -------    --------   -------    --------
Income (loss)--continuing operations......      (5,695)       3,140      (3,258)    2,179       6,299
                                               =======      =======    ========   =======    ========

Income (loss) per share--continuing
  operations:

        Basic.............................     $ (1.94)     $  1.06    $  (1.10)  $   .71    $   2.04
                                               =======      =======    ========   =======    ========

        Diluted...........................     $ (1.94)     $  1.05    $  (1.10)  $   .70    $   2.04
                                               =======      =======    ========   =======    ========

Cash dividends per share..................     $    --           --          --   $   .30    $    .40

Average number of shares outstanding:
        Basic.............................       2,932        2,966       2,965     3,066       3,089
                                               =======      =======    ========   =======    ========
        Diluted...........................       2,932        2,980       2,965     3,102       3,092
                                               =======      =======    ========   =======    ========
Total assets..............................     $61,645      $77,116    $ 80,964   $94,005    $183,806
                                               =======      =======    ========   =======    ========

Long-term debt, including current
  maturities..............................     $ 2,584      $ 4,278    $  1,434   $ 1,529    $  2,008
                                               =======      =======    ========   =======    ========

------------------------

(a) During fiscal 1998, the Company recorded costs and expenses related to the settlement of patent infringement litigation, which amounted to $10.7 million ($6.2 million, net of tax benefits).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PENDING SALE OF SAMES

    In November 2000, Sames announced the proposed sale of the Company, citing global industry trends that appear to favor vertical integration in the automotive paint application market, and integrators that are developing or acquiring spray application equipment and technology in order to offer "in-house' turnkey solutions. In addition, the Company noted that automotive customers are rapidly migrating toward robotic solutions over machines, a product that Sames has historically designed and installed. Although the Company produces applicators both for machines and robots, the Company's machine-related products resulted in significantly more revenue per installation. The Company has received indications of interest from two multi-national companies which are currently in their final stages of due diligence. No assurances can be given that an offer will be made by these companies or if made, that such offers will be acceptable to the Company. Based on the Company's current financial performance, the downturn in the worldwide automotive business, and the difficulty in quantifying a number of "Binks business" liabilities which still remain, the Board believes that any offers received could be below the current market price of the Company's stock.

CEO RETIREMENT

    Mr. Dratt's previously announced retirement has now been set for April 27, 2001, when he will return to his consulting practice. He will remain as a consultant to the Company in connection with the completion of the sale process and certain other matters, including discontinued operations. Directors Scott Flaig and Wayne Edwards, a former Chairman, will assume the role of interim co-Chairmen. They will direct efforts to elect a new CEO and have already begun working with senior management globally to refine the 2001 operating plan.

FISCAL YEAR 2001

    The Company's focus in 2001 will be toward standard products with less reliance on large automotive systems where the Company custom designs and often is responsible for the installation of the entire system. Both standard products and spares in the automotive and general industry lines of businesses maintained gross margins in excess of 40%, and the revised 2001 operating plan will focus on these higher margin product lines and technological advances within these product lines, together with smaller system installations. The Company expects improvements in gross margins in 2001 as more emphasis is placed on a mix of standard and spare parts and less commitment is made to engineered systems, especially those systems that are not geographically and economically feasible to build. With reductions in the engineered systems business the Company expects proportionate reductions in selling, general and administrative expenses associated with this business, especially with the departure of a number of systems' engineering staff.

1998 SALE OF BUSINESS

    On August 31, 1998, the Company announced it had signed a definitive agreement with Illinois Tool Works Inc. ("ITW") to sell certain of the Company's domestic divisions, foreign subsidiaries, and standard product lines. On September 30, 1998, the Company completed the sale transaction.

    Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks standard products in the U.S., including a leased manufacturing facility in Longmont, Colorado; the Poly-Craft Systems division in Cottage Grove, Oregon; the research and development facility in Boulder, Colorado; and certain domestic branches and warehouses. International operations included in the sale were businesses in the U.K., Belgium, Germany, Australia and a portion of the Canadian operation. All employees of the acquired businesses became employees of ITW upon closing of the transaction (the "Binks Business"). As part of the agreement, ITW assumed certain liabilities of the acquired portion of the businesses. The above operations are classified as discontinued operations in the Company's consolidated financial statements.

    The Company recorded a net gain on the sale of $7.7 million in the year ended November 30, 1998. No income tax provision was recorded because operating losses of the discontinued operations offset the taxable gain. For purposes of determining the gain on the sale and the results of discontinued operations, the Company had estimated the amount of the post-closing adjustment required under the sale agreement.

1999 ITW SETTLEMENT AGREEMENT

    On September 23, 1999, the Company reached agreement with ITW to resolve an outstanding dispute relating to the purchase price adjustment associated with the sale. Under terms of the settlement, the Company agreed to pay ITW approximately $6.1 million in 16 quarterly installments. The initial payment was made on September 30, 1999 in the amount of $385,458, and the final payment will be made on June 30, 2003. As a result of the agreement, the Company recorded a charge of $1.2 million to discontinued operations in the third quarter ended August 31, 1999, after discounting the settlement and considering the pre-existing accrual. As part of the initial sale agreement with ITW, the Company assigned and transferred to ITW all of the accounts receivable related to the Binks Business. The sale agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On
September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid on September 28, 1999. As of December 31, 2000 the Company had collected $.7 million of the accounts receivable. An allowance for an uncollected amount of $.2 million was charged to loss from discontinued operations in fiscal year 2000.

NEW FISCAL YEAR

    The Company determined to change its fiscal year end from November 30 to December 31 effective for the year beginning January 1, 2000. The new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used by other companies in its industry. The Company has not presented statements of operations and accompanying notes for the years ended December 31, 1999 and 1998 but has instead presented statements of operations and accompanying notes for the years ended November 30, 1999 and 1998. Because the adoption of the new fiscal year resulted in only a one month change in annual and quarterly (see Note 8) financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 and 1998 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present statements of operations and accompanying notes for the years ended December 31, 1999 and 1998.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED NOVEMBER 30, 1999

    NET SALES. Net sales for the year ended December 31, 2000 were $80.9 million, a decrease of $12.1 million from net sales of $93.0 million for the year ended November 30, 1999. The decrease in sales was primarily driven by fewer large automotive paint shop installations. In addition, had the average exchange value of the French franc not declined from 1999, sales would have been $5.6 million higher in 2000. The remaining sales decline was attributable to lower sales levels in Sames North America. During 1999, the sales mix of Sames S.A. was more heavily weighted toward lower volume, higher margin standard equipment and spare parts sales.

    GROSS PROFIT. Gross profit for the year ended December 31, 2000 was $25.7 million, a decrease of 28% from gross profit of $35.6 million for fiscal year 1999. Gross profit was 32% and 38% of net sales for 2000 and 1999, respectively. The decrease in 2000 over 1999 was due primarily to cost overruns and substantially lower margins resulting from completion of a number of paint shop installations.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense decreased to $25.6 million for the year ended December 31, 2000 compared to $27.3 million for the fiscal year ended 1999 and represented 32% and 29% of sales, respectively. In fiscal year 2000 and 1999, the Company recorded charges of $.7 million and $.9 million, respectively, for severance costs. Excluding these charges, SG&A as a percentage of sales would have been 31% and 28% in fiscal 2000 and 1999, respectively. The higher percentage in 2000 reflects primarily selling and promotional activities as the Company continued to expand its sales distribution network in North America and Japan. General and administrative expenses declined by approximately 5% in 2000 and also declined 14% in 1999. Selling expenses declined approximately 4% in 2000 due to the decrease in revenue from 1999.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense for the year ended December 31, 2000 was $3.0 million compared to $3.7 million in fiscal 1999. In 2000, the expenses included research involved with the development of the CBS system designed for Toyota and other automobile manufacturers and as well as the Company's new product testing facility at Sames North America. In 1999, the expenses were incurred primarily at Sames S.A. with a focus toward improvement and development of new electrostatic equipment.

    INTEREST EXPENSE. Interest expense was $.9 million for the years ended December 31, 2000 and November 30, 1999. Sames S.A. represented approximately 84% of total interest expense incurred in year 2000. Though short-term borrowing levels increased in 2000, the cost to borrow was less than the higher long-term borrowing costs in 1999. Short term borrowing levels at North America and Japan remained approximately the same.

    OTHER EXPENSE (INCOME). Other expense (income) includes foreign currency exchange gains and losses, interest income, gains on sales of fixed assets, and miscellaneous income and expense. Other expense, net was $.1 million in fiscal 2000 versus $.9 million of other income, net in fiscal 1999. The decrease in other income was attributable to certain nonrecurring expenses recorded in fiscal 2000 by Sames S.A., and foreign exchange losses recorded in 2000 versus gains in 1999 due to affiliated sales transactions being billed predominately in US dollars in 2000 versus similar transactions being billed in French francs in 1999. The French franc has decreased in value versus the U.S. dollar in each of the last two years.

    INCOME TAXES. Income tax expense was $1.7 million on pretax loss of $4.0 million for the fiscal year ended December 31, 2000, compared to an income tax expense of $1.5 million on pretax income of $4.6 million in fiscal 1999. The 2000 results do not reflect tax benefits related to the current year loss from continuing operations. Also, the Company recorded a $1.6 million charge to reduce the balance sheet carrying value of deferred tax assets initially recorded in prior years.

    As a result of the factors discussed above, the Company's fiscal 2000 loss from continuing operations was $5.7 million ($1.94 per diluted share), compared to a gain from continuing operations of $3.1 million ($1.05 per diluted share) in fiscal 1999.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED NOVEMBER 30, 1999 WITH THE YEAR ENDED NOVEMBER 30, 1998

    NET SALES. Net sales for the year ended November 30, 1999 were $93 million, a decrease of $29 million from net sales of $122 million for the year ended November 30, 1998. Approximately 40% of net sales were recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. During 1999, the sales mix of Sames S.A. was more heavily weighted toward lower volume, higher margin standard equipment and spare parts sales. The sales volume decline, relative to the prior year, was anticipated as the backlog and stages of completion of large automotive installations resulted in unusually strong revenue recognition throughout 1998. The remaining sales decline was attributable to lower sales levels in the Company's other foreign locations and by a decrease in the value of the French franc against the U.S. dollar.

    GROSS PROFIT. Gross profit for the year ended November 30, 1999 was $35.6 million, a decrease of 8% from gross profit of $38.7 million for 1998. Gross profit was 38.3% and 31.6% of net sales for 1999 and 1998, respectively. The increase in 1999 over 1998 was due primarily to the higher margin related to sales of standard equipment and spare parts, the impact of the Company's cost control programs and favorable sales mix as experienced mainly at Sames S.A.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased to $27.3 million for the year ended November 30, 1999 compared to $29.6 million in 1998 and represented 29.4% and 24.2% of sales, respectively. The higher percentage in 1999 reflects primarily selling and promotional activities as the Company expanded its sales distribution network. General and administrative expenses declined by approximately 14%. In the second quarter and fourth quarter of 1999, the Company recorded charges of $.4 million and $.5 million, respectively, for severance costs recorded primarily at Sames S.A. Excluding these charges, the Company's 1999 expenses would have decreased by an additional 1%. The Company has continued to emphasize cost controls to achieve higher profitability levels and expects reduced expenses in proportion to revenue in future years.

    RESEARCH AND DEVELOPMENT. Research and development expense for the year ended November 30, 1999 was $3.7 million compared to $3.8 million in 1998 and represented 4% and 3% of sales, respectively, in each year. The expenses were incurred solely at Sames S.A. and reflect the effort on the Company's part to continually experiment and improve on various paint and powder coating systems.

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

    INCOME TAXES. Income tax expense was $1.5 million on pretax income of $4.6 million for the fiscal year ended November 30, 1999, compared to an income tax benefit of $2.6 million on a pretax loss of $5.8 million in fiscal 1998. Most of the expense was attributable to taxable income at Sames S.A.

    As a result of the factors discussed above, the Company's fiscal 1999 income from continuing operations was $3.1 million ($1.05 per diluted share), compared to a loss from continuing operations of $3.3 million ($1.10 per diluted share) in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For the years ended December 31, 2000 and November 30, 1999, cash used by operations was $.3 million and cash provided by operations was $2.1 million, respectively. Net cash used by operations in 2000 includes the loss from continuing operations offset by net changes in working capital items, plus non-cash charges for depreciation and amortization, the settlement of litigation claims of approximately $1.5 million related to deferred compensation issues, and severance costs paid at Sames S.A. Cash provided by operations in 1999 primarily represents income from continuing operations plus non-cash charges for depreciation and amortization which was partially offset by deferred compensation payments and severance costs paid at Sames S.A. and changes in working capital items.

    At December 31, 2000, working capital was $6.7 million compared to $22.0 million at December 31, 1999. The working capital decrease of $15.2 million resulted primarily from payment of deferred compensation litigation settlement claims mentioned previously, the decrease in accounts receivable and corresponding increase in short-term borrowing levels in relation to $12.0 million in lower revenues in 2000 versus 1999, reduction in inventory levels between years and accruals for cost overruns related to large automotive engineered systems.

    During both the years ended December 31, 2000 and November 30, 1999, the Company invested $1.4 million and $1.5 million, respectively, in equipment and facilities. In 2000, the Company invested in a demonstration center in Livonia, Michigan, where customers can test their particular applications with Sames products, including the PVV quick color change booth. The Company made additional investments in building improvements and equipment primarily at Sames S.A. in 2000 and in the fiscal year ended 1999.

    Short-term funds are provided for current operations through lines of credit and overdraft facilities. In October 1998, Company entered into a prime rate, asset-based, three year revolving line of credit agreement, which provides for borrowings of up to $10 million based on borrowing base calculations, with The CIT Group/Business Credit, Inc. to support the Company's operations and continued growth in the North American automotive and general industry markets. Together with other credit facilities, the Company has aggregate lines of credit and overdraft facilities available of $20.7 million. At December 31, 2000, borrowings under the facilities were $9.9 million with unused lines of credit and overdraft facilities of $10.8 million.

    During 2000, the Company obtained additional sources of funds of $1.9 million as a result of $3.0 million of short-term borrowings, less principal payments on long-term debt of $1.1 million. Total cash provided by financing in 2000 decreased by $3.8 million from net financing sources of $5.7 million, which included long-term and short-term borrowing sources of $4.1 and $2.1 million, respectively, less principal payments on long-term debt of $.2 million and repurchases of capital stock of $.3 million.

    On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding common stock. Through December 31, 2000, the Company repurchased a total of 37,000 shares at a cost of $.6 million, of which 4,631 shares were reissued to employees at a cost of $.1 million under the Company's employee stock purchase plan.

    In the twelve months ended December 31, 2000, cash of $1.7 million was used by discontinued operations. In the twelve months ended November 30, 1999 cash of $5.5 million was used by discontinued operations, including $2.4 million disbursed in February 1999 under a settlement agreement with a real estate developer relating to litigation associated with a lease cancellation for what was to be the Company's corporate headquarters facility in Vernon Hills, IL.

    As discussed above in Item 3.--Legal Proceedings, the Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies should not materially affect the financial position or results of operations of the Company. However, if adverse judgments are entered against the Company, the payment of such judgments could have a material adverse affect on the Company's liquidity.

    Based upon our analysis of our consolidated financial position and the expected results of our operations in the future, we believe that we will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations and capital expenditures. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect our operations or our ability to meet cash requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company had no transactions covered by SFAS 140 as of December 31, 2000.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for the Company's consolidated financial statements beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company generally does not use derivative financial instruments to manage currency exchange rate risks and no such instruments were outstanding as of December 31, 2000.

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

    The Company will evaluate the strategic, financial, legal, and systems issues related to the various phases of transition. While the Company does not believe the ultimate costs of conversion will be material to its results of operations, cash flow, or financial position, efforts will be made to address customer and business needs on a timely basis and anticipate and prevent any complications during the transition period. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur, nor can the Company anticipate the competitive implications on its future pricing and marketing strategies. Any conversion costs will be expensed as incurred.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains certain statements regarding the Company's future operating performance, product development and strategic alternatives, which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, adverse changes in the economy or the overall market generally, increased competition relating to the Company's products and services both within the United States and globally, lower than expected sales of the Company's products and services, the Company's inability to successfully implement manufacturing and cost-reduction programs, adverse results of the testing of the Company's products and validation programs or the failure of such products or programs to gain wide market acceptance, the inability of the Company to complete the previously announced potential sale of the Company, the inability of the Company to use any potential tax benefits, the failure of the Company to implement its revised 2001 operating plan, including its shift in focus away from large automotive systems and toward its standard products and component parts business, continuing losses resulting from discontinued operations relating to the resolution and conclusion of the matters relating to the sale of the Binks business, and fluctuation in sales revenues caused in part by currency fluctuations and translations, uncertainty relating to economic and political conditions in the countries and international markets in which the Company operates and competes, and changes in accounting principles, policies and guidelines.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION OF FINANCIAL STATEMENTS

    A substantial portion of the Company's non-U.S. transactions is denominated in French francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At December 31, 2000, the French franc had depreciated by approximately 6.8% compared to the prior year-end while the average French franc/U.S. dollar exchange rate was approximately 10.7% lower in the twelve months ended December 31, 2000 compared to the twelve months ended November 30, 1999. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona. The fluctuations in the yen and krona have a minimal impact on consolidated operations at Sames Corporation.

    In the twelve months ended December 31, 2000, the Company recognized an unrealized loss of $1.0 million as a result of the net change in the cumulative foreign currency translation adjustment, which is a component of accumulated other comprehensive income. A foreign currency translation loss adjustment of $7 thousand was recorded in the one month ended December 31, 1999 and a foreign currency translation loss adjustment of $1.0 million and $.3 million was recorded in the twelve months ended November 30, 1999 and November 30, 1998, respectively.

    Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although Sames S.A. recorded a gain of approximately $.2 million during the twelve months ended December 31, 2000. The gain was recorded due to the combination of changes in the level of intercompany receivables due from Sames North America denominated in U.S. dollars during the year, and swings in the value of the French franc relative to the U.S. dollar during the period. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at December 31, 2000.

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

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    (a) Directors. The information required in response to this item regarding directors of the Company will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on May 31, 2001 under the caption "Election of Directors" and is incorporated herein by reference.

    (b) Executive Officers of the Company. The information required in response to this item regarding executive officers of the Company is contained in Part I of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required in response to this item will be contained in the Proxy Statement under the captions "Director's Fees," and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in response to this item will be contained in the Proxy Statement under the captions "Information Regarding Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in response to this item will be contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

        1.,  2. Financial Statements and Schedules

       See Index to Financial Information on page F-1.

        3.    Exhibits

          EXHIBIT NO.                              DESCRIPTION
---------------------      ------------------------------------------------------------
 3.1                       Restated Certificate of Incorporation.(1)
 3.2                       Certificate of Amendment of Restated Certificate of
                             Incorporation.(2)
 3.3                       Certificate of Amendment of Restated Certificate of
                             Incorporation.(16)
 3.4                       By-laws of Sames Corporation, as Amended and Restated
                             through February 28, 2001.(3)
 4.1                       Amended and Restated Rights Agreement, dated as of February
                             2, 1990 and amended and restated as of January 21, 1991,
                             between the Company and Harris Trust and Savings Bank, as
                             successor rights agent.(4)
 4.2                       Second Amendment to Rights Agreement dated as of August 28,
                             1998, by and between the Company and Harris Trust and
                             Savings Bank.(10)
 10.1(a       )*           Form of Executive Retirement Income Contracts between the
                             Company and certain key employees.(5)
 10.1(b       )*           Form of Amendment to Executive Retirement Income Contract
                             for Doran J. Unschuld.(1)
 10.2*                     Forms of Employment Security Agreements between the Company and certain key employees.(1)
 10.3*                     Form of Insurance Maintenance Agreement between the Company and each of its directors and officers.(1)
 10.4*                     Sames Corporation Amended and Restated 1996 Stock Option
                             Plan.(17)
 10.5*                     Form of Bonus Agreements between the Company and certain
                             executive officers and key employees.(7)
 10.6                      Settlement Agreement and Mutual Releases dated June 11,
                             1998, by and among the Company, Continental Partners
                             Group, Inc. and Schiff, Hardin & Waite.(8)
 10.7                      Patent License and Settlement Agreement dated as of July 10,
                             1998 by and among the Company, Sames, S.A., Sames
                             Electrostatic, Inc., Behr Systems, Inc. and Durr Systems,
                             GmbH.(8)
 10.8*                     Consulting Agreement dated as of October 1, 1998 by and
                             between the Company and The Dratt-Campbell Company.(9)
 10.9                      Agreement of Purchase and Sale of Assets and Stock dated
                             August 31, 1998, by and between the Company and Illinois
                             Tool Works Inc.(10)
 10.10                     Amendment to Agreement of Purchase and Sale of Assets and
                             Stock dated as of September 30, 1998, by and between the
                             Company and Illinois Tool Works, Inc. (11)
 10.11                     Settlement Agreement and Mutual Release dated as of February
                             12, 1999 by and between the Company and CWA Investment
                             Company, L.L.C.(12)
 10.12                     Financing Agreement dated as of October 21, 1998 by and
                             between The CIT Group/ Business Credit, Inc. and Sames
                             Electrostatic, Inc.(12)
 10.13                     Guaranty Agreement dated as of October 21, 1998 by and
                             between The CIT Group/ Business Credit, Inc. and the
                             Company.(12)
 10.14                     Stock Pledge Agreement dated February 19, 1999 by and
                             between The CIT Group/ Business Credit, Inc. and the
                             Company.(12)
 10.15                     Letter Agreement dated February 19, 1999 by and between The
                             CIT Group/Business Credit, Inc. and the Company.(12)

          EXHIBIT NO.                              DESCRIPTION
---------------------      ------------------------------------------------------------
 10.16*                    First Amendment to Consulting Agreement dated as of March
                             30, 1999 by and between the Company and the Dratt-Campbell
                             Company.(13)
 10.17                     Amended and Restated Product Supply Agreement between Sames,
                             S.A., Sames North America, Inc., the Company and Fanuc
                             Robotics North America, Inc., dated April 29, 1999.(14)
 10.18                     First Amendment to Financing Agreement between The CIT
                             Group/Business Credit, Inc. and Sames Electrostatic, Inc.,
                             dated May 25, 1999.(14)
 10.19                     Settlement Agreement, dated September 23, 1999, by and
                             between Illinois Tool Works Inc. and the Company.(15)
 10.20                     Assignment of Accounts Receivable, dated as of September 23,
                             1999, by and between Illinois Tool Works Inc. and the
                             Company.(15)
 10.21*                    Sames Employee Stock Purchase Plan.(16)
 10.22*                    Amended and Restated Consulting Agreement dated as of
                             January 30, 2001 by and between the Company and the
                             Dratt-Campbell Company.(3)
 10.23                     Form of Indemnity Agreement dated as of February 23, 2001 by and between the Company and each of its directors.(3)
 21.1                      List of subsidiaries.(3)
 23.1                      Consent of KPMG LLP.(3)

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

(16) Filed as an exhibit to the Company's registration statement on Form S-8 (file No. 333-92993) and incorporated herein by reference

(17) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1999 and incorporated herein by reference.

    (b) Reports on Form 8-K

        Current Report of Form 8-K filed with the SEC on November 13, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SAMES CORPORATION

April 11, 2001                                         By:             /s/ ARNOLD H. DRATT
                                                            -----------------------------------------
                                                                         Arnold H. Dratt
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ ARNOLD H. DRATT                   President, Chief Executive     April 11, 2001
     -------------------------------------------         Officer and
                   Arnold H. Dratt                       Chairman of the Board
            (Principal Executive Officer)

                 /s/ RONALD A. KOLTZ                   Vice President--Controller     April 11, 2001
     -------------------------------------------         Corporate Accounting
                   Ronald A. Koltz
    (Principal Financial and Accounting Officer)

                /s/ WAYNE F. EDWARDS                   Director                       April 11, 2001
     -------------------------------------------
                  Wayne F. Edwards

               /s/ PHILIPPE VUILLERME                  Director                       April 11, 2001
     -------------------------------------------
                 Philippe Vuillerme

              /s/ LLEWELLYN SCOTT FLAIG                Director                       April 11, 2001
     -------------------------------------------
                Llewellyn Scott Flaig

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Financial Statements:
  Consolidated Balance Sheets, December 31, 2000 and 1999...    F-3
  Consolidated Statements of Operations, year ended
    December 31, 2000, one month ended December 31, 1999,
    and years ended November 30, 1999 and 1998..............    F-5
  Consolidated Statements of Stockholders' Equity, year
    ended December 31, 2000, one month ended December 31,
    1999, and years ended November 30, 1999 and 1998........    F-6
  Consolidated Statements of Cash Flows, year ended
    December 31, 2000, one month ended December 31, 1999,
    and years ended November 30, 1999 and 1998..............    F-7
  Notes to Consolidated Financial Statements................    F-8

Financial Statement Schedules:

    All schedules are omitted as the required information is not applicable, or the information is presented in the accompanying consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
  and Stockholders
Sames Corporation:

    We have audited the accompanying consolidated balance sheets of Sames Corporation (the Company) and consolidated subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, the one month ended December 31, 1999, and for each of the years ended November 30, 1999 and November 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sames Corporation and consolidated subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the one month ended December 31, 1999, and for each of the years ended November 30, 1999 and November 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

                                                            /s/ KPMG LLP

Chicago, Illinois
March 30, 2001

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash......................................................  $ 2,020      4,006
  Receivables, net..........................................   38,942     41,455
  Inventories...............................................   12,066     15,801
  Income taxes receivable...................................      675        511
  Deferred income taxes.....................................       --      2,246
  Other current assets......................................      289        273
  Net assets of discontinued operations.....................      101      1,246
                                                              -------     ------
        Total current assets................................   54,093     65,538
                                                              -------     ------

Other noncurrent assets:
  Intangible assets.........................................    2,267      2,351
  Deferred income taxes.....................................       --        106
  Other assets..............................................      333        571
                                                              -------     ------
        Total other noncurrent assets.......................    2,600      3,028
                                                              -------     ------

Property, plant, and equipment, at cost:
  Land......................................................      598        626
  Buildings.................................................    5,481      5,246
  Machinery and equipment...................................    5,319      5,130
                                                              -------     ------
                                                               11,398     11,002

  Less accumulated depreciation.............................    6,345      6,234
                                                              -------     ------
        Net property, plant, and equipment..................    5,053      4,768
                                                              -------     ------
                                                              $61,746     73,334
                                                              =======     ======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdrafts and notes payable.........................  $  9,872     7,097
  Current maturities of long-term debt......................     1,537     1,209
  Accounts payable..........................................    26,387    27,158
  Accrued expenses:
    Salaries and wages......................................     3,446     3,408
    Taxes, other than income taxes..........................       151       123
    Other...................................................     5,973     4,568
                                                              --------   -------
        Total current liabilities...........................    47,366    43,563

  Deferred compensation.....................................     3,825     6,394
  Note payable, net of discount of $673 and $942,
    respectively............................................     1,909     3,182
  Deferred income taxes.....................................        22        76
  Long-term debt, less current maturities...................     1,047     2,762
                                                              --------   -------
        Total liabilities...................................    54,169    55,977

Stockholders' equity:
  Common stock, $1 par value. Authorized 12,000,000 shares;
    issued 2,966,837 shares in 2000 and 1999................     2,967     2,967
  Additional paid-in-capital................................    19,661    19,677
  Accumulated deficit.......................................   (11,457)   (2,727)
  Accumulated other comprehensive loss......................    (3,083)   (2,042)
                                                              --------   -------
                                                                 8,088    17,875

  Treasury stock, at cost, 32,369 shares in 2000 and 32,500
    shares in 1999..........................................      (511)     (518)
                                                              --------   -------
        Total stockholders' equity..........................     7,577    17,357
                                                              --------   -------
                                                              $ 61,746    73,334
                                                              ========   =======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 2000, ONE MONTH ENDED DECEMBER 31, 1999
                   AND YEARS ENDED NOVEMBER 30, 1999 AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     ONE MONTH
                                                                       ENDED
                                                                   DECEMBER 31,
                                                          2000         1999          1999       1998
                                                        --------   -------------   --------   --------
Net sales.............................................  $80,864        5,023        92,959    122,370
Cost of goods sold....................................   55,124        3,386        57,345     83,719
                                                        -------        -----        ------    -------
    Gross profit......................................   25,740        1,637        35,614     38,651
Selling, general, and administrative expenses.........   25,643        1,904        27,298     29,578
Research and development costs........................    3,045          299         3,686      3,760
Patent litigation settlement costs....................       --           --            --     10,675
                                                        -------        -----        ------    -------
    Operating income (loss)...........................   (2,948)        (566)        4,630     (5,362)
                                                        -------        -----        ------    -------

Other expense (income):
  Interest expense....................................      888           69           863        759
  Other expense (income)..............................      118          (34)         (848)      (299)
                                                        -------        -----        ------    -------
                                                          1,006           35            15        460
                                                        -------        -----        ------    -------
    Income (loss) from continuing operations before
      income taxes....................................   (3,954)        (601)        4,615     (5,822)
Income tax expense (benefit)..........................    1,741          (81)        1,475     (2,564)
                                                        -------        -----        ------    -------
    Income (loss) from continuing operations, net of
      tax.............................................   (5,695)        (520)        3,140     (3,258)
Loss from discontinued operations, net of tax.........   (3,035)        (138)       (4,909)   (10,375)
                                                        -------        -----        ------    -------
    Net loss..........................................  $(8,730)        (658)       (1,769)   (13,633)
                                                        =======        =====        ======    =======

Income (loss) per share--basic:
  Continuing operations...............................  $ (1.94)        (.18)         1.06      (1.10)
  Discontinued operations.............................    (1.04)        (.05)        (1.66)     (3.50)
                                                        -------        -----        ------    -------
  Net loss............................................  $ (2.98)       (0.23)        (0.60)     (4.60)
                                                        =======        =====        ======    =======

Income (loss) per share--diluted:
  Continuing operations...............................  $ (1.94)        (.18)         1.05      (1.10)
  Discontinued operations.............................    (1.04)        (.05)        (1.65)     (3.50)
                                                        -------        -----        ------    -------
  Net loss............................................  $ (2.98)       (0.23)        (0.60)     (4.60)
                                                        =======        =====        ======    =======

Average number of shares:
  Common shares outstanding...........................    2,932        2,942         2,966      2,965
  Equivalent shares on outstanding stock options......       --           --            14         --
                                                        -------        -----        ------    -------
  Shares applicable to diluted earnings...............    2,932        2,942         2,980      2,965
                                                        =======        =====        ======    =======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        YEAR ENDED DECEMBER 31, 2000, ONE MONTH ENDED DECEMBER 31, 1999
                   AND YEARS ENDED NOVEMBER 30, 1999 AND 1998

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              ACCUMULATED
                                                    ADDITIONAL   RETAINED        OTHER        COMMON        TOTAL
                                         CAPITAL     PAID-IN     EARNINGS    COMPREHENSIVE   STOCK IN   STOCKHOLDERS'
                                          STOCK      CAPITAL     (DEFICIT)   INCOME (LOSS)   TREASURY      EQUITY
                                         --------   ----------   ---------   -------------   --------   -------------
Balance at November 30, 1997...........  $ 2,964       19,629      13,333        (1,381)         --         34,545
Comprehensive loss:
  Net loss.............................       --           --     (13,633)           --          --        (13,633)
  Other comprehensive income...........       --           --          --           297          --            297
                                                                                                           -------
Total comprehensive loss...............       --           --          --            --          --        (13,336)
Stock options exercised................        1           23          --            --          --             24
                                         -------      -------     -------        ------        ----        -------

Balance at November 30, 1998...........    2,965       19,652        (300)       (1,084)         --         21,233
Comprehensive loss:
  Net loss.............................       --           --      (1,769)           --          --         (1,769)
  Other comprehensive loss.............       --           --          --          (951)         --           (951)
                                                                                                           -------
Total comprehensive loss...............                                                                     (2,720)
Treasury stock purchases (18,200 shares
  of common stock).....................       --           --          --            --        (296)          (296)
Stock options exercised................        2           25          --            --          --             27
                                         -------      -------     -------        ------        ----        -------

Balance at November 30, 1999...........    2,967       19,677      (2,069)       (2,035)       (296)        18,244
Comprehensive loss:
  Net loss.............................       --           --        (658)           --          --           (658)
  Other comprehensive loss.............       --           --          --            (7)         --             (7)
                                                                                                           -------
Total comprehensive loss...............                                                                       (665)
Treasury stock purchases (14,300 shares
  of common stock).....................       --           --          --            --        (222)          (222)
                                         -------      -------     -------        ------        ----        -------

Balance at December 31, 1999...........  $ 2,967       19,677      (2,727)       (2,042)       (518)        17,357
Comprehensive loss:
  Net loss.............................       --           --      (8,730)           --          --         (8,730)
  Other comprehensive loss.............       --           --          --        (1,041)         --         (1,041)
                                                                                                           -------
Total comprehensive loss...............                                                                     (9,771)
Treasury stock transactions, net
  ((131) shares of common stock).......       --          (16)         --            --           7             (9)
                                         -------      -------     -------        ------        ----        -------

Balance at December 31, 2000...........  $ 2,967       19,661     (11,457)       (3,083)       (511)         7,577
                                         =======      =======     =======        ======        ====        =======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        YEAR ENDED DECEMBER 31, 2000, ONE MONTH ENDED DECEMBER 31, 1999
                   AND YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                           ONE MONTH
                                                                             ENDED
                                                                         DECEMBER 31,
                                                                2000         1999          1999       1998
                                                              --------   -------------   --------   --------
Cash flows from operating activities:
Continuing operations:
  Income (loss) from continuing operations..................  $(5,695)         (520)       3,140     (3,258)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided (used) by operating
    activities:
    Depreciation and amortization:..........................      859            77          991        853
    Payments of previously deferred compensation, net.......   (1,906)          (32)        (890)       122
    Deferred income taxes...................................    1,872            23          (49)      (575)
    Other, net..............................................       22            21         (136)        (5)
    Cash provided (used) by changes in:
      Receivables...........................................      183         1,644       (3,767)     4,724
      Inventories...........................................    3,096          (247)          73      7,869
      Other current assets..................................     (262)          307          (26)       471
      Accounts payable......................................     (488)         (985)       5,795    (15,049)
      Accrued expenses......................................    2,120        (1,937)      (4,580)     1,891
      Income taxes..........................................     (120)           63        1,515        478
                                                              -------        ------       ------    -------
        Net cash provided (used) by continuing operations...     (319)       (1,586)       2,066     (2,479)
Cash flows from investing activities:
  Purchases of property, plant, and equipment...............   (1,445)          (85)      (1,454)      (482)
  Other assets..............................................      552             9          157         35
  Proceeds from sale of business............................       --            --           --     79,873
                                                              -------        ------       ------    -------
        Net cash provided (used) by investing activities....     (893)          (76)      (1,297)    79,426
Cash flows from financing activities:
  Proceeds from borrowings..................................       --            --        4,149      7,469
  Net increase in short-term borrowings.....................    2,997            74        2,039      6,141
  Repurchase of common stock, net...........................       (9)         (222)        (296)        --
  Stock options exercised...................................       --            --           27         23
  Debt repaid with proceeds from sale of business...........       --            --           --    (66,469)
  Principal payments on debt................................   (1,089)         (300)        (185)    (4,958)
                                                              -------        ------       ------    -------
        Net cash provided (used) by financing activities....    1,899          (448)       5,734    (57,794)
                                                              -------        ------       ------    -------
Net cash used by discontinued operations....................   (2,462)          (58)      (5,501)   (19,148)
                                                              -------        ------       ------    -------
Effect of exchange rate changes on cash.....................     (211)            3          (35)      (411)
                                                              -------        ------       ------    -------
        Net increase (decrease) in cash.....................   (1,986)       (2,165)         967       (406)
Cash at beginning of period.................................    4,006         6,171        5,204      5,610
                                                              -------        ------       ------    -------
Cash at end of period.......................................  $ 2,020         4,006        6,171      5,204
                                                              =======        ======       ======    =======
Supplemental cash flow disclosures--cash paid for:
  Interest..................................................  $   861            72          704        382
  Income taxes (refunds), net...............................  $   103            --         (258)      (437)
Supplemental disclosure of non-cash operating
  activities--reduction in liability for:
  Deferred compensation.....................................      640            --           --         --
  Accrued expenses..........................................      112            --           --         --
                                                              =======        ======       ======    =======

See accompanying notes to consolidated financial statements.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND REPORT PREPARATION

     The consolidated financial statements include the accounts of the Company and consolidated subsidiaries in the U.S., France, Japan, and Sweden. All material intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions which affect reported results of operations, financial position, and various disclosures. Actual results could differ from those estimates.

     The Company determined to change its fiscal year end from November 30 to December 31 effective for the year beginning January 1, 2000. Accordingly, the Company is presenting financial information and accompanying notes, where applicable, for the one month ended December 31, 1999 (the transition period) in this year end report on Form 10-K. This new fiscal year has allowed the Company to conform its annual and quarterly reporting periods to those predominantly used by other companies in its industry. The Company has not presented statements of operations and accompanying notes for the years ended December 31, 1999 and 1998 but has instead presented statements of operations and accompanying notes for the years ended November 30, 1999 and 1998. Because the adoption of the new fiscal year resulted in only a one month change in annual and quarterly (see Note 8) financial reporting periods, the Company believes that fiscal 2000 financial information is sufficiently comparable to the corresponding fiscal 1999 and 1998 financial information, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present consolidated financial statements and accompanying notes for the years ended December 31, 1999 and 1998 and for the calendar quarters in the year ended December 31, 1999.

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

     CASH

     Cash includes cash on hand and amounts due from banks with original maturities of three months or less.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value approximates the carrying value for all financial instruments, with the exception of long-term debt, for which the fair value is less than the carrying value by an amount that is immaterial to the consolidated financial statements.

     REVENUE RECOGNITION

     Revenues on long-term equipment production and installation contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are recognized in the period in which a loss becomes apparent. Revenue from sales of the Company's general industry and automotive standard products are recorded at the time the goods are shipped and title passes. The Company provides appropriate provisions for uncollectible accounts and credits for returns.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to expense when incurred.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING EXPENSES

     Advertising costs are charged to expense when incurred. Advertising costs were $.4 million, $.8 million, and $.5 million, in fiscal 2000, 1999 and 1998, respectively, and $13 thousand for the one month ended December 31, 1999.

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

     RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

(2)    DISCONTINUED OPERATIONS

     On August 31, 1998, the Company announced it had signed a definitive agreement with Illinois Tool Works (ITW) to sell certain of the Company's domestic divisions, foreign subsidiaries, and standard products lines. On September 30, 1998, the Company completed the sale transaction.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(2)    DISCONTINUED OPERATIONS (CONTINUED)

     Under the terms of the sale, ITW purchased all assets related to the manufacture and distribution of Binks standard products in the U.S and included international operations in the U.K., Belgium, Germany, Australia and a portion of the Canadian operation. The sale price was approximately $80 million in cash plus ITW assumed certain liabilities of the acquired portion of the businesses.

     On September 23, 1999, the Company reached agreement with ITW to resolve an outstanding dispute relating to the purchase price adjustment associated with the sale. Under terms of the settlement, the Company agreed to pay ITW approximately $6.1 million in sixteen quarterly installments, without interest. The initial payment was made on September 30, 1999 and the final payment will be made on June 30, 2003. As a result of the agreement the Company recorded a charge of $1.2 million to discontinued operations in the third quarter ended August 31, 1999, after discounting the settlement and considering the pre-existing accrual. The settlement was discounted at prevailing market interest rates. There is currently $3.2 million outstanding, net of discount, as of December 31, 2000, of which $1.3 million is classified as short-term.

     The 1999 loss from discontinued operations, net of tax, includes primarily the $1.2 million sale price adjustment with ITW and other costs associated with the sale of the Binks business. The 1998 loss from discontinued operations, net of tax, includes the gain on the sale of the Binks business of $7.7 million.

     As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through December 31, 2000, the Company had collected approximately
     $.7 million of the accounts receivable. An allowance for an uncollected amount of $.2 million was charged to loss from discontinued operations in fiscal year 2000.

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

     In fiscal year 2000, litigation settlements were reached with Robert Hashima, former Branch manager of Binks Japan Limited, Burke B. Roche, former Chairman and CEO of the Company

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(2)    DISCONTINUED OPERATIONS (CONTINUED)

     and Doran Unschuld, former President and Chief Executive Officer of the Company. Under the terms of the settlements, lump-sum payments, subject to Federal and state withholdings if applicable, were made in the amounts of $.1 million, $.75 million and $.7 million to Mr. Hashima, Mr. Roche and
     Mr. Unschuld, respectively. Each of these settlements concerned complaints filed against the Company for breach of retirement contracts in the amounts of approximately $1.2 million plus interest for Mr. Hashima, $1.7 million for Mr. Roche and $1.3 million for Mr. Unschuld. The complaint amounts for Mr. Roche and Mr. Unschuld were determined under a formula which considers the employee's average salary and years of service with the Company (see
     Note 7) and were payable monthly over the life of the benefit.

     Under the terms of the settlements, all parties agreed to dismiss any claims and counterclaims and suits that each may have had against the other and the Company would have no further obligations to the parties under any prior existing agreements or contracts. After discounting the settlement amounts due to Mr. Roche and Mr. Unschuld to present value, a cumulative adjustment to previously established accruals regarding all settlements, totalling $.6 million, was credited to loss from discontinued operations in fiscal year 2000.

     In January 1998, the Company notified the developer and landlord of a site in Vernon Hills, Illinois, which had been expected to serve as the Company's headquarters, that the Company wanted to terminate the project. The Company had previously entered into a 20-year lease agreement for the Vernon Hills site. In February 1999, the Company entered into a settlement agreement with the developer relating to litigation associated with the lease cancellation. The settlement agreement required the Company to pay $2.4 million which was paid on February 22, 1999. The settlement is classified as a component of discontinued operations in the Company's fiscal 1998 consolidated financial statements.

(3)    RECEIVABLES

     Net receivables are comprised of the following at December 31 (in thousands):

                                                               2000       1999
                                                             --------   --------
Trade......................................................  $29,640     34,815
Costs and estimated earnings in excess of
  billings on uncompleted contracts........................    8,265      6,467
Other......................................................    2,428      1,423
                                                             -------     ------
                                                              40,333     42,705
Less allowance for doubtful receivables....................    1,391      1,250
                                                             -------     ------
                                                             $38,942     41,455
                                                             =======     ======

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(4)    INVENTORIES

     Inventories at December 31 are summarized as follows (in thousands):

                                                               2000       1999
                                                             --------   --------
Finished goods and service parts...........................  $ 7,143     10,162
Work in process............................................    1,472      2,578
Raw material...............................................    3,451      3,061
                                                             -------     ------
                                                             $12,066     15,801
                                                             =======     ======

(5)    CREDIT FACILITIES AND DEBT

     LINES OF CREDIT AND OVERDRAFT FACILITIES

     On October 21, 1998, the Company entered into a prime rate, asset-based, three year revolving line of credit agreement, which provides for borrowings of up to $10 million based on borrowing base calculations, with The CIT Group/Business Credit, Inc. to support the Company's operations and continued growth in the North American automotive and general industrial finishing markets. Borrowings under the line of credit are collateralized by substantially all of the assets of Sames North America, as well as a pledge of its stock. The line of credit agreement contains, among other restrictive covenants, a covenant requiring the maintenance of a minimum level of net worth of Sames North America, which level was exceeded as of December 31, 2000.

     Together with other credit facilities, the Company had aggregate lines of credit and overdraft facilities of $20.7 million at December 31, 2000, against which the Company has overdrafts and notes payable to banks of $9.9 million. The remaining unused lines of credit of $10.8 million are available to support the Company's U.S. operations ($1.7 million) and non-U.S. operations ($9.1 million).

     LONG-TERM DEBT

     Consolidated long-term debt consists of the following at December 31 (in thousands):

                                                                2000       1999
                                                              --------   --------
Loans maturing at various dates through 2003
  weighted average interest rate of 5.0% in 2000
  and 5.5% in 1999..........................................   $2,584     3,971
Less current maturities.....................................    1,537     1,209
                                                               ------     -----
Long-term debt, less current maturities.....................   $1,047     2,762
                                                               ======     =====

     The aggregate maturities of long-term debt due in fiscal years 2001, 2002 and 2003 are $1.6 million, $.6 million, and $.4 million, respectively. No long-term debt is scheduled to mature in 2004 and 2005.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(6)    INCOME TAXES

     The Company files a consolidated Federal income tax return that includes all U.S. subsidiaries. Federal income taxes for each U.S. subsidiary are computed separately and are payable to the Company.

     At December 31, 2000 there were $.7 million of undistributed earnings of non-U.S. subsidiaries. If such earnings were to be distributed as dividends to the Company, no provision would be necessary for U.S. Federal income taxes because the taxes would be largely offset by net operating loss carryforwards.

     The Internal Revenue Service has completed its examination of the Company's Federal income tax returns through November 30, 1997.

     Income tax expense (benefit) related to income (loss) from continuing operations before income taxes is comprised as follows (in thousands):

                                                                    STATE
                                               U.S.                  AND
                                             FEDERAL    NON-U.S.    LOCAL      TOTAL
                                             --------   --------   --------   --------
Fiscal 2000:
  Current..................................  $    --       (183)       52        (131)
  Deferred.................................      106      1,766        --       1,872
                                             -------    -------     -----      ------
                                             $   106      1,583        52       1,741
                                             =======    =======     =====      ======
One month ended December 31, 1999:
  Current..................................  $    --       (116)       12        (104)
  Deferred.................................       --         23        --          23
                                             -------    -------     -----      ------
                                             $    --        (93)       12         (81)
                                             =======    =======     =====      ======
Fiscal 1999:
  Current..................................  $    --      1,466        58       1,524
  Deferred.................................       --        (49)       --         (49)
                                             -------    -------     -----      ------
                                             $    --      1,417        58       1,475
                                             =======    =======     =====      ======
Fiscal 1998:
  Current..................................  $  (351)    (1,891)      253      (1,989)
  Deferred.................................       --       (575)       --        (575)
                                             -------    -------     -----      ------
                                             $  (351)    (2,466)      253      (2,564)
                                             =======    =======     =====      ======

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(6)    INCOME TAXES (CONTINUED)

     Total income tax expense (benefit) was allocated as follows:

                                              ONE MONTH
                               YEAR ENDED       ENDED        YEAR ENDED     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,   NOVEMBER 30,
                                  2000           1999           1999           1998
                              ------------   ------------   ------------   ------------
Continuing operations.......     $1,741           (81)          1,475         (2,564)
Discontinued operations.....        586            --              --         (4,484)
                                 ------           ---           -----         ------
Income tax expense
  (benefit).................     $2,327           (81)          1,475         (7,048)
                                 ======           ===           =====         ======

     The following table presents the principal reasons for the difference between the actual income tax provision (benefit) and the tax provision (benefit) calculated by applying the statutory income tax rate to income from continuing operations before income taxes:

                                              ONE MONTH
                               YEAR ENDED       ENDED        YEAR ENDED     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,   NOVEMBER 30,
                                  2000           1999           1999           1998
                              ------------   ------------   ------------   ------------
Computed "expected" tax
  expense (benefit).........     $(1,344)         (204)         1,569         (1,979)
Difference between U.S. and
  non-U.S. tax rates........         257            96            183           (302)
Nondeductible expenses......          56             5             72             75
State and local income
  taxes, net of Federal
  income tax benefit........          34             8             38            168
Refund of prior years'
  Federal income taxes......          --            --             --           (351)
Change in the valuation
  allowance for deferred tax
  assets....................       3,110        (3,699)            --             --
Change in estimate of
  previously recorded
  taxes.....................        (304)        3,713             --             --
Other.......................         (68)           --           (387)          (175)
                                 -------        ------          -----         ------
Income tax expense
  (benefit).................     $ 1,741           (81)         1,475         (2,564)
                                 =======        ======          =====         ======

     The 2000 results do not reflect tax benefits related to the current year loss from continuing operations.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(6)    INCOME TAXES (CONTINUED)

     The tax effects of net operating loss carryforwards and temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                               2000       1999
                                                             --------   --------
Deferred tax assets attributable to:
  Net operating loss carryforwards.........................  $10,750      9,308
  Deferred compensation....................................    1,312      2,187
  Inventories..............................................      548        610
  Allowance for doubtful receivables.......................      211         70
  Accrued liabilities......................................      441        557
  US tax credit carryforwards..............................      496        496
  Other....................................................      530        201
                                                             -------     ------
    Total gross deferred tax assets........................   14,288     13,429
  Less valuation allowance.................................   13,846     10,736
                                                             -------     ------
    Total deferred tax assets..............................      442      2,693
Deferred tax liabilities attributable to:
  Plant and equipment, principally due to differences in
    depreciation...........................................       36          8
  Reserve on sale to ITW...................................      206        297
  Other....................................................      222        112
                                                             -------     ------
    Total gross deferred liabilities.......................      464        417
                                                             -------     ------
    Net deferred tax assets (liabilities)..................  $   (22)     2,276
                                                             =======     ======

     During the one month period ended December 31, 1999, the deferred tax valuation allowance was reduced as a result of adjustments that decreased deferred tax assets; such adjustments resulted from amandments of prior year tax returns. During the year ended December 31, 2000, the deferred tax valuation allowance was increased because it was determined that the net deferred tax assets represent amounts that will likely not be realized. At December 31, 2000, the Company has net operating loss carryforwards of $27.9 million, which expire primarily in 2010 through 2020.

     Earnings (loss) before income taxes of non-U.S. subsidiaries were $(3,990), $2,549 and $(6,358) for fiscal years 2000, 1999 and 1998, respectively and $(560) for the one month ended December 31, 1999.

(7)    EMPLOYEE BENEFITS

     The Company maintains a voluntary savings plan covering all domestic employees. Eligible employees may elect to contribute up to 18% of their salaries subject to certain limitations. The Company contributes an amount equal to 50% of the first 3% of the employee's salary that the

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(7)    EMPLOYEE BENEFITS (CONTINUED)

     employee contributes subject to certain limitations. Additionally, the Company maintains deferred compensation plans for certain present and former officers and key employees. The deferred compensation plan benefits are determined by a formula that considers the employee's average salary and years of service with the Company.

     On April 25, 2000, the Sames stockholders approved the adoption of the Sames Employee Stock Purchase Plan, effective January 1, 2000, pursuant to which employees of the Company have the opportunity to acquire shares of the capital stock of the Company at a 15% discount to the current market price. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing employees of the Company and certain designated subsidiaries with an opportunity to acquire an ownership interest in the Company. With respect to employees who reside in the United States, the Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

     Effective as of December 1, 1997, the Company was no longer required to make contributions to a profit sharing plan, which it had maintained through November 30, 1998. In April 1999, the Company fully paid its obligation due to the participants under the plan. The total expense relating to these plans was $.4 million in 2000, $48 thousand in the one month ended December 31, 1999, $.6 million in fiscal 1999, and $1.2 million in fiscal 1998.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(8)    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                      QUARTER ENDED
                                     ------------------------------------------------
FISCAL 2000                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
-----------                          --------   --------   ------------   -----------
Net sales..........................  $22,614     19,972       16,952        21,326
                                     =======     ======       ======        ======
Gross profit.......................  $ 7,800      6,530        5,905         5,505
                                     =======     ======       ======        ======
Income (loss) from continuing
  operations, net of tax...........  $   243        113         (557)       (5,494)
Loss from discontinued
  operations.......................     (484)      (472)        (445)       (1,634)
                                     -------     ------       ------        ------
Net loss...........................  $  (241)      (359)      (1,002)       (7,128)
                                     =======     ======       ======        ======
Weighted average shares:
  Basic EPS........................    2,932      2,930        2,932         2,932
  Effect of stock options..........        5          7
                                     -------     ------       ------        ------
  Diluted EPS......................    2,937      2,937        2,932         2,932
                                     =======     ======       ======        ======
Basic income (loss) per share:
  Continuing operations............  $   .08        .04         (.19)        (1.87)
  Discontinued operations..........     (.16)      (.16)        (.15)         (.57)
  Net income (loss)................  $  (.08)      (.12)        (.34)        (2.44)
Diluted income (loss) per share:
  Continuing operations............  $   .08        .04         (.19)        (1.87)
  Discontinued operations..........     (.16)      (.16)        (.15)         (.57)
  Net income (loss)................  $  (.08)      (.12)        (.34)        (2.44)

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(8)    QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
DATA) (CONTINUED)

                                                       QUARTER ENDED
                                      ------------------------------------------------
FISCAL 1999                           FEBRUARY 28    MAY 31    AUGUST 31   NOVEMBER 30
-----------                           -----------   --------   ---------   -----------
Net sales...........................    $17,776      22,900     24,522       27,761
                                        =======      ======     ======       ======
Gross profit........................    $ 8,094       7,867      9,074       10,579
                                        =======      ======     ======       ======
Income (loss) from continuing
  operations, net of tax............    $   604         327        565        1,644
Loss from discontinued operations...     (1,190)       (472)    (1,710)      (1,537)
                                        -------      ------     ------       ------
Net income (loss)...................    $  (586)       (145)    (1,145)         107
                                        =======      ======     ======       ======
Weighted average shares:
  Basic EPS.........................      2,964       2,965      2,966        2,966
  Effect of stock options...........          8           9         32           12
                                        -------      ------     ------       ------
  Diluted EPS.......................      2,972       2,974      2,998        2,978
                                        =======      ======     ======       ======
Basic income (loss) per share:
  Continuing operations.............    $   .20         .11        .19          .56
  Discontinued operations...........       (.40)       (.16)      (.58)        (.52)
  Net income (loss).................    $  (.20)       (.05)      (.39)         .04
Diluted income (loss) per share:
  Continuing operations.............    $   .20         .11        .19          .55
  Discontinued operations...........       (.40)       (.16)      (.57)        (.52)
  Net income (loss).................    $  (.20)       (.05)      (.38)         .03

(9)    OPERATING LEASES

     The Company occupies certain offices and uses certain equipment under operating lease arrangements. Rent expense under such arrangements was $1.2 million, $1.4 million, and $1.7 million in fiscal years 2000, 1999, and 1998, respectively, and $.1 million in the one month ended
     December 31, 1999.

     The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are $1.2 million, $1.1 million, $.7 million, $.6 million, and $.6 million in 2001 through 2005, respectively.

     It is expected that in the normal course of business most leases that expire will be renewed or replaced by leases on the same or similar properties; thus, it is anticipated that future annual rent expense will not be materially less than the amount shown for 2000.

(10)    CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies should not materially affect the financial position or results of operations of the Company.

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(10)    CONTINGENCIES (CONTINUED)

     However, if adverse judgments are entered against the Company, the payment of such judgments could have a material adverse effect on the Company's liquidity.

     On February 24, 1997, Chester Baranowski, the former President of Binks Canada, brought suit against the Company seeking $4.55 million claiming wrongful dismissal, breach of contract and non-payment of certain salary and employee benefits. The Company has denied all substantive allegations and filed a counterclaim on November 28, 1997 against Baranowski for breach of fiduciary duty and conspiracy with Burke B. Roche to injure the Company. The case went to trial in the Superior Court of Justice at Toronto, Canada and reasons for judgement were issued January 12, 2000, on which date
     Mr. Baranowski's claims against the Company were dismissed. His claim against Binks Canada was allowed and he was awarded damages equal to 36 months' salary which Binks Canada estimates to be CND $410,844. He was also required to repay to Binks Canada a loan less certain amounts that had been forgiven under arrangements between him and the Company. The details of the judgment have not yet been settled, and both parties are proceeding with appeals. The judgement is stayed without security pending the disposition of the appeals by the Ontario Court of Appeal.

     As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable that were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through December 31, 2000, the Company had collected approximately
     $.7 million of the accounts receivable. An allowance for an uncollected amount of $.2 million was charged to loss from discontinued operations in fiscal 2000.

     The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in Paris, which proceedings are being litigated in London, United Kingdom, against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of approximately Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and a counterclaim seeking to collect the receivable.

     On June 21, 2000, ten former executive employees of the Company filed suit against the Company and ITW claiming breach of certain retirement contracts by the Company, which include provisions for the payment of certain medical insurance expenses by the Company on behalf of the retirees pursuant to the terms of the contracts. The action alleges that the Company improperly amended the terms of the contracts to provide for the payment of 10% of such retirees' medical insurance expense versus the 90% reimbursement that the plaintiffs claim the Company originally contracted to pay. The plaintiffs filed a declaratory judgement action in the Circuit Court of Cook County,

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                         AND NOVEMBER 30, 1999 AND 1998

(10)    CONTINGENCIES (CONTINUED)

     Illinois asking the court to make a determination as to whether the Company properly amended the contracts, and asking the court to reinstate the contracts as originally executed. The plaintiffs are seeking unspecified damages. The Company removed the action to the United States District Court for the Northern District of Illinois since plaintiffs action is governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Subsequent to the removal of the action, plaintiffs filed an amended complaint. Plaintiff's amended complaint asserts claims for violations of ERISA, breach of fiduciary duty and breach of federal common law. The plaintiffs seek injuctive relief, damages and request the court to clarify plaintiffs' future rights, if any, to benefits under the contracts. The Company and ITW have filed an answer and affirmative defenses to the amended complaint. The parties have exchanged written discovery responses and are currently scheduling oral discovery.

     As of December 31, 2000, the Company or one of its predecessors was a defendant in approximately 130 lawsuits filed in various state courts in Texas on behalf of approximately 746 plaintiffs. There are also five similar cases originally filed in the Mississippi state courts. The plaintiffs claim to have contracted diseases, mainly silicosis, as a result of occupational exposure to dust and other harmful substances. Each of these cases names numerous defendants, typically more than 50. The defendants are producers or manufacturers of raw materials, industrial equipment, safety equipment and other products which allegedly caused or contributed to the plaintiffs' claimed illnesses.

     Virtually all of the claims asserted against Sames concern respiratory equipment distributed or allegedly manufactured by Sames. Plaintiffs contend that they used such equipment during their employment history and that said equipment did not work as it should have, or inadequate warnings or instructions were provided, allowing plaintiffs to inhale dust and other harmful substances. Sames has an agreement wth one manufacturer of certain products distributed by Sames under which the manufacturer pays all defense and indemnity costs of Sames if the plaintiff identifies a respirator made by the manufacturer as a product which allegedly contributed to the plaintiff's illness.

     Under the 1998 sale agreement with ITW, Sames retained responsibility for all product liability claims except those arising from products sold after the closing date of the sale. To date, each of the silicosis claims against Sames arises from products sold prior to the closing date, so that Sames retains responsibility for all of them. To date, the Company's insurers have defended and paid agreed upon settlements.

(11)   REPURCHASE AND RETIREMENT OF CAPITAL STOCK

     On September 15, 1999 the Company announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding common stock. The shares will be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plan. Through
     December 31, 2000, the Company repurchased a total of 37,000 shares at a cost of $.6 million and a total of 4,631 shares were reissued to employees at a cost of $.1 million under the Company's employee stock purchase plan (see Note 7).

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
                      1999 AND NOVEMBER 30, 1999 AND 1998

(12)   STOCK OPTION PLAN

     During fiscal 1996, the Company established a stock option plan. The plan provides for the granting of stock options to key employees and directors to purchase a maximum of 300,000 shares of the Company's common stock. All options are granted at the fair market value on the date of grant, generally have a ten-year term and vest at the rate of 25% per year. Outstanding options become fully vested upon a change in control as defined in the plan agreement.

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

     Changes in options outstanding are summarized as follows:

                                                                          WEIGHTED-
                                                   RANGE OF EXERCISE       AVERAGE
                                        OPTIONS         PRICES         EXERCISE PRICES
                                        --------   -----------------   ---------------
Balance, November 30, 1997............   122,050     $23.375-43.00        $28.47
Granted - fiscal 1998.................   155,100      12.125-45.25         17.70
Exercised - fiscal 1998...............    (1,000)     23.375               23.375
Forfeited - fiscal 1998...............   (46,050)     23.375-45.25         32.63
                                        --------
Balance, November 30, 1998............   230,100     $12.125-44.625       $20.40
Granted - fiscal 1999.................    35,500      14.875-18.125        17.40
Exercised - fiscal 1999...............    (2,000)     12.125-14.875        13.50
Forfeited - fiscal 1999...............   (24,700)     12.125-43.00        $22.44
                                        --------
Balance, November 30, and December 31,
  1999................................   238,900     $12.125-44.625        19.80
Granted - fiscal 2000.................    97,100       13.00-16.00         14.52
Forfeited - fiscal 2000...............   (20,600)      13.00-43.00         16.61
                                        --------
Balance, December 31, 2000............   315,400     $12.125-44.625       $18.38
                                        ========

     Of the options outstanding at December 31, 2000, options on 233,300 shares were exercisable at a weighted average price of $19.08 per share. At November 30, 1999 and December 31, 1999, options on 204,075 shares were exercisable at a weighted average price of $19.94 per share. At
     December 31, 2000, there were 107,600 shares available for future grants under the 1996 Plan. The

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                      1999 AND NOVEMBER 30, 1999 AND 1998

(12)   STOCK OPTION PLAN (CONTINUED)

     following table summarizes information regarding stock options outstanding and exercisable at December 31, 2000:

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -----------------------------
                                     WEIGHTED AVERAGE      WEIGHTED                        WEIGHTED
      RANGE OF           OPTIONS      REMAINING LIFE        AVERAGE         OPTIONS         AVERAGE
   EXERCISE PRICES     OUTSTANDING      (IN YEARS)      EXERCISE PRICES   EXERCISABLE   EXERCISE PRICES
---------------------  -----------   ----------------   ---------------   -----------   ---------------
    $12.13-23.38         301,800           8.3               $17.29         222,600          $17.97
    $40.38-44.63          13,600           6.8                42.56          10,700           42.06
                         -------           ---               ------         -------          ------
    Total options        315,400           8.1               $18.38         233,300          $19.08
                         =======           ===               ======         =======          ======

     Using the Black-Scholes model and the following assumptions, the estimated weighted average fair value of options granted in fiscal 2000, 1999, and 1998 were $6.79, $7.42 and $8.85, respectively.

                                                              2000           1999
                                                            --------       --------
Risk-free interest rate...................................    5.4%           5.7%
Expected dividend yield...................................   --             --
Expected volatility.......................................   42.4%          41.9%
Estimated lives of options (in years).....................    5.0            5.0
                                                             =====          =====

     The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option activity. Had compensation expense for the Company's stock option activity been calculated under the provisions of SFAS No. 123, both the Company's loss from continuing operations would have decreased and net loss for fiscal 2000 would have increased by $1.5 million, respectively. The net loss per diluted share for continuing operations would have decreased and the net loss per diluted share would have increased by $0.50 per share. The Company's income from continuing operations for 1999 would have decreased and its net loss for fiscal 1999 would have increased by $1.4 million, respectively ($0.46 per share).

(13)   LITIGATION SETTLEMENT COSTS

     During fiscal 1998, the Company recorded specific costs and expenses that were not directly related to the normal course of business of the continuing operations of the Company. These costs and expenses related to the settlement of a patent infringement lawsuit and associated litigation expenses. Total costs were $10.7 million ($6.2 million, net of income tax benefits).

(14)   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one segment, the manufacture and distribution of electrostatic spray finishing and coating application equipment. The Company's products are sold to customers in North America, South America, Europe, Asia, Africa, and Australia. U.S. exports to third-party

                               SAMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999
                      1999 AND NOVEMBER 30, 1999 AND 1998

(14)   SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

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

                                                                   ONE MONTH
                                                    YEAR ENDED       ENDED       YEAR ENDED   YEAR ENDED
                                                     DEC. 31,    DECEMBER 31,     NOV. 30,     NOV. 30,
                                                       2000          1999           1999         1998
                                                    ----------   -------------   ----------   ----------
Sales to unaffiliated customers (includes
  exports):
  United States...................................    $21,560        1,666          25,883       33,718
  Europe, primarily France........................     54,657        3,060          62,395       81,810
  Japan...........................................      4,647          297           4,681        6,843
                                                      -------       ------         -------      -------

Interarea transfers from:
  United States...................................         --           --             118
  Europe, primarily France........................     10,618          818          12,921       16,099
  Eliminations....................................    (10,618)        (818)        (12,921)     (16,218)
                                                      -------       ------         -------      -------
    Total.........................................    $80,864        5,023          92,959      122,370
                                                      =======       ======         =======      =======
Operating income (loss) including nonrecurring
  charges:
  United States...................................    $  (699)         (88)            123          (10)
  Europe, primarily France........................     (1,920)        (401)          5,268       (4,261)
  Japan...........................................       (329)         (77)           (761)      (1,091)
                                                      -------       ------         -------      -------
    Total.........................................    $(2,948)        (566)          4,630       (5,362)
                                                      =======       ======         =======      =======
Identifiable assets of continuing operations at
  period end:
  United States...................................    $17,760       22,833          24,630       30,833
  Europe, primarily France........................     41,338       44,134          47,633       45,490
  Japan...........................................      2,547        5,121           4,853        4,641
                                                      -------       ------         -------      -------
    Total.........................................    $61,645       72,088          77,116       80,964
                                                      =======       ======         =======      =======

                                 EXHIBIT INDEX

          EXHIBIT NO.                              DESCRIPTION
---------------------      ------------------------------------------------------------
3.1                        Restated Certificate of Incorporation.(1)

3.2                        Certificate of Amendment of Restated Certificate of
                            Incorporation.(2)

3.3                        Certificate of Amendment of Restated Certificate of
                            Incorporation.(16)

3.4                        By-laws of Sames Corporation, as Amended and Restated
                            through February 28, 2001.(3)

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

10.1(a)*                   Form of Executive Retirement Income Contracts between the
                            Company and certain key employees.(5)

10.1(b)*                   Form of Amendment to Executive Retirement Income Contract
                            for Doran J. Unschuld.(1)

10.2*                      Forms of Employment Security Agreements between the Company and certain key employees.(1)

10.3*                      Form of Insurance Maintenance Agreement between the Company and each of its directors and officers.(1)

10.4*                      Sames Corporation Amended and Restated 1996 Stock Option
                            Plan.(17)

10.5*                      Form of Bonus Agreements between the Company and certain
                            executive officers and key employees.(7)

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

10.8*                      Consulting Agreement dated as of October 1, 1998 by and
                            between the Company and The Dratt-Campbell Company.(9)

10.9                       Agreement of Purchase and Sale of Assets and Stock dated
                            August 31, 1998, by and between the Company and Illinois
                            Tool Works Inc.(10)

10.10                      Amendment to Agreement of Purchase and Sale of Assets and
                            Stock dated as of September 30, 1998, by and between the
                            Company and Illinois Tool Works Inc. (11)

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

10.12                      Financing Agreement dated as of October 21, 1998 by and
                            between The CIT Group/ Business Credit, Inc. and Sames
                            Electrostatic, Inc.(12)

10.13                      Guaranty Agreement dated as of October 21, 1998 by and
                            between The CIT Group/ Business Credit, Inc. and the
                            Company.(12)

10.14                      Stock Pledge Agreement dated February 19, 1999 by and
                            between The CIT Group/ Business Credit, Inc. and the
                            Company.(12)

10.15                      Letter Agreement dated February 19, 1999 by and between The
                            CIT Group/Business Credit, Inc. and the Company.(12)

10.16*                     First Amendment to Consulting Agreement dated as of March
                            30, 1999 by and between the Company and the Dratt-Campbell
                            Company.(13)

          EXHIBIT NO.                              DESCRIPTION
---------------------      ------------------------------------------------------------
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

10.18                      First Amendment to Financing Agreement between The CIT
                            Group/Business Credit, Inc. and Sames Electrostatic, Inc.,
                            dated May 25, 1999.(14)

10.19                      Settlement Agreement, dated September 23, 1999, by and
                            between Illinois Tool Works Inc. and the Company.(15)

10.20                      Assignment of Accounts Receivable, dated as of September 23,
                            1999, by and between Illinois Tool Works Inc. and the
                            Company.(15)

10.21*                     Sames Employee Stock Purchase Plan.(16)

10.22*                     Amended and Restated Consulting Agreement dated as of
                            January 30, 2001 by and between the Company and the
                            Dratt-Campbell Company.(3)

10.23*                     Form of Indemnity Agreement dated as of February 23, 2001 by and between the Company and each of its directors.(3)

21.1                       List of subsidiaries.(3)

23.1                       Consent of KPMG LLP.(3)

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

(17) Filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1999 and incorporated herein by reference.