Form 10-K/A
period 2000-12-31
SAMES CORP
filed 2001-04-30
CIK 12180

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to __________

                        Commission File Number: 001-01416

                                SAMES CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                           36-0808480
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

             9201 WEST BELMONT AVENUE, FRANKLIN PARK, ILLINOIS 60131
                    (Address of principal executive offices)

                                 (847) 737-5970
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS                   NAME OF EXCHANGES ON WHICH REGISTERED
Capital Stock, $1.00 par value                  American Stock Exchange and
          per share                               Chicago Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting Capital Stock of the Registrant held by non-affiliates of the Registrant was approximately $27,258,364 as of March 30, 2001 (based on the closing sale price of the Capital Stock as reported by the American Stock Exchange as of such date).

     As of March 30, 2001, the Registrant had outstanding 2,934,602 shares of Capital Stock.

                                TABLE OF CONTENTS


PART III ......................................................................1

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........1

        ITEM 11.  EXECUTIVE COMPENSATION.......................................2

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                     AND MANAGEMENT............................................7

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............8

SIGNATURES...................................................................S-1

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors and executive officers of the Company as of April 30, is provided below.

     PHILIPPE VUILLERME, age 48, has been a director of the Company since October 1999. Mr. Vuillerme is also an Executive Officer, joining the Company on April 1, 1999, as Managing Director of Sames S.A. Prior to joining the Company, Mr. Vuillerme was a managing director of Avery Dennison located in France from 1996 to 1999, and served as a managing director of Plasteurop located in Belgium from 1989 to 1996. Mr. Vuillerme's present term of office expires at the 2001 Annual Meeting of Stockholders.

     DR. WAYNE F. EDWARDS, age 66, has been a director of the Company since August 1996. Dr. Edwards is currently serving as interim Co-Chairman of the Company since the retirement of Arnold H. Dratt as Chairman, President and CEO on April 27, 2001. Dr. Edwards, now retired, was Vice President and Chief Financial Officer of Crown Zellerbach International, Inc. from 1975 to 1983. Dr. Edwards' present term of office expires at the 2003 Annual Meeting of Stockholders.

     LLEWELLYN SCOTT FLAIG, age 56, has been a director of the Company since February 2000, and is currently serving as interim Co-Chairman of the Company since the retirement of Arnold H. Dratt as Chairman, President and CEO on April 27, 2001. Mr. Flaig served as Senior Vice President of World Wide Operations of Dell Computer from 1992 to 1995, when he retired. He left retirement to work for Iomega Corporation from December 1997 to July 1999 on transforming and improving the company's operations. Mr. Flaig is currently an Adjunct Professor at the Kellogg Business School of Northwestern University. Mr. Flaig's present term of office expires at the 2002 Annual Meeting of Stockholders.

     RONALD A. KOLTZ, age 51, has been Vice President - Controller Corporate Accounting since January 1999. Mr. Koltz was employed by the Company from October 1972 until September 1998. He served as Controller of the Company from September 1994 until September 1998. He briefly held the same position at ITW Binks, which purchased certain assets from the Company, from October 1998 until January 1, 1999, when he rejoined the Company.

     MATTHEW J. KOLLER, age 53, has been Vice President - Financial Reporting, since April 2000. Mr. Koller joined the Company in September 1999 as Assistant Controller. Prior to joining the Company, Mr. Koller worked various consulting assignments in 1999 and 1998. Mr. Koller served as Director of Accounting of General Instrument Corporation (which was acquired by Motorola, Inc. in January
2000) from 1983 to 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Exchange Act, the Company's officers, directors and holders of more than 10% of the Company's capital stock are required to file reports of their trading in equity securities of the Company with the Securities and Exchange Commission ("SEC"), the Company, the American Stock Exchange and the Chicago Stock Exchange. Based solely on its review of copies of such reports received by it, the Company believes that for fiscal 2000 all filing requirements applicable to its officers, directors, and more than 10% stockholders were complied with, except that Mr. Flaig failed to timely file a Form 3 upon his election to the Board of Directors in February 2000, and Mr. Vuillerme filed a late Form 4 with respect to options that were granted to him in March 2000. Such reports are currently on file with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth separately, for the fiscal years indicated, each component of compensation paid or awarded to, or earned by, (i) the Chief Executive Officer ("CEO") of the Company serving at the end of the last fiscal year, and (ii) each of the most highly compensated executive officers who either served or who were serving as executive officers during or at the end of the Company's last fiscal year, respectively, who earned more than $100,000 in salary and other compensation, other than the CEO, (collectively referred to herein as the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                                 ANNUAL              LONG-TERM
                                              COMPENSATION          COMPENSATION
          NAME AND                       ----------------------   -----------------     ALL OTHER
    PRINCIPAL POSITION         YEAR      SALARY($)     BONUS($)   OPTION AWARDS (#)  COMPENSATION($)
    ------------------         ----      ---------     --------   -----------------  ---------------
Arnold H. Dratt                2000      $308,333      $     --        13,000          $    --
   Former President, Chief     1999       366,667       150,000            --               --
   Executive Officer and       1998(2)    300,000(3)         --       100,000               --
   Director
Ronald A. Koltz                2000       103,173        10,000         2,000           12,077(5)
   Vice President-Controller   1999        88,362        23,500(4)      1,000           11,159(5)
   Corporate Accounting        1998        85,895            --            --           10,236(5)

-------------
(1) Compensation paid to executive officers for the fiscal year ended December 31, 2000, other than salary, bonus, and other compensation reflected in the table, does not exceed the minimum amounts required to be reported under the SEC's rules.
(2) Mr. Dratt joined the Company on October 1, 1998. His salary was paid pursuant to the terms of an Amended and Restated Consulting Agreement dated as of January 31, 2001, by and between the Company and The Dratt-Campbell Company, a consulting firm of which Mr. Dratt is President and co-founder. Please see "Certain Relationships and Related Transactions" for a discussion of this agreement. Pursuant to the agreement, Mr. Dratt retired as Chairman, President and CEO of the Company on April 27, 2001.
(3)  Mr. Dratt's salary is shown on an annualized basis.
(4) These amounts reflect payments made under Bonus Agreements between the Company and certain executive officers providing for bonus payments payable at certain dates if the individual remains continuously employed with the Company through such dates.
(5) Represents amounts expended with respect to post-retirement payments under employment contracts between the Company and Mr. Koltz.

     The tables below set forth certain information with respect to options held by the Company's Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED
                                 PERCENT OF                                      RATES OF STOCK PRICE
                   NUMBER OF    TOTAL OPTIONS                                       APPRECIATION
                   SECURITIES    GRANTED TO       EXERCISE OR                    FOR OPTION TERM ($)
                   UNDERLYING   EMPLOYEES IN         BASE         EXPIRATION     -------------------
     NAME           OPTIONS     FISCAL YEAR(%)   PRICE ($/SH.)       DATE           5%         10%
     ----           -------     --------------   -------------      ------       --------   --------
Arnold H. Dratt     10,000         10.3%            $14.625        02/02/10      $ 91,976   $233,085
                     3,000          3.1%             13.50         04/25/10        25,470     64,547

Ronald A. Koltz      2,000          2.1%             16.00         03/03/10        20,125     51,000


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE


                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                      SHARES                          OPTIONS/SARS(#)               OPTIONS/SARS($)
                   ACQUIRED ON      VALUE      ---------------------------   ---------------------------
     NAME          EXERCISE (#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----          ------------   -----------  -----------   -------------   -----------   -------------
Arnold H. Dratt         --             --        113,000          --              --            --

Ronald A. Koltz         --             --          1,400       1,600              --            --


EXECUTIVE RETIREMENT INCOME CONTRACTS

     The Company has entered into individual Executive Retirement Income Contracts with certain executives in each case providing for payment of annual retirement benefits to the executive (or his beneficiary in the event of his death) based on a percentage of the executive's average annual salary (exclusive of bonuses, profit sharing and other employee benefits) for the five years preceding retirement, multiplied by the number of full fiscal years of service in the employ of the Company. Retirement payments terminate a specified number of years after retirement or in the event the executive engages in specified competitive activities following retirement. In addition, no retirement benefits are payable if the executive voluntarily resigns prior to age 65 without the consent of the Company, or if he is dismissed by the Company for specified cause.

     The following table shows the amount of annual retirement benefits payable under these arrangements at various levels of final five-year average salary and for different years of service.


                               PENSION PLAN TABLE

                                                  Years of Service
                        ------------------------------------------------------------------------
          Remuneration      5           15           25           35           45          50
          ------------  --------      -------    ---------    ---------    ---------   ---------


            $100,000    $  7,500      $22,500    $  37,500    $  52,500    $  67,500   $  75,000
             125,000       9,375       28,125       46,875       65,625       84,375      93,750
             150,000      11,250       33,750       56,250       78,750      101,250     112,500
             175,000      13,125       39,975       65,625       91,875      118,125     131,250
             200,000      15,000       45,000       75,000      105,000      135,000     150,000
             225,000      16,875       50,625       84,375      118,125      151,875     168,750


                                                  Years of Service
                        ------------------------------------------------------------------------
          Remuneration      5           15           25           35           45          50
          ------------  --------      -------    ---------    ---------    ---------   ---------

             250,000      18,750       56,250       93,750      131,250      168,750     187,500
             275,000      20,625       61,875      103,125      144,375      185,625     206,250

     As of December 31, 2000, the number of full fiscal years of service with the Company for officers named in the Summary Compensation Table who are parties to the above-described arrangements and the amount of salary paid to such officers during the fiscal year ended December 31, 2000 are as follows: Mr. Ronald A. Koltz - 28 years, $103,173. Benefit amounts shown in this table are computed on a straight-line annuity basis and are not subject to any deduction for Social Security benefits or other offsets.

DIRECTORS' FEES

     Effective May 1, 2001, each outside director who is not also an employee of the Company receives a director's fee of $1,750 per month, or if such non-employee director is also serving as the Company's Chairman or Co-Chairman, $5,000 per month and $1,000 per day for each Board meeting attended in person that does not involve out-of-town travel or $2,000 per day for each Board meeting attended that does involve out-of-town travel, or $500 for each Board meeting attended via telephone, plus reimbursement of expenses relating to attendance at meetings, including payment of $1,000 per day for each day of international travel required in connection with such director's service on the Board. Non-employee directors are also entitled to participate in the Company's Amended and Restated 1996 Stock Option Plan. Under this plan, each non-employee director is entitled to an annual grant of an option to purchase 2,000 shares of the Company's common stock, or 3,000 shares if such director is also serving as the Chairman of the Board. Directors who perform services for the Company are compensated at a per hour rate of $250 capped at $2,000 per day.

AGREEMENTS WITH ARNOLD H. DRATT

     Please see "Certain Relationships and Related Transactions" for a discussion of certain agreements entered into with Mr. Dratt.

CHANGE IN CONTROL ARRANGEMENTS

     The Company has entered into individual Employment Security Agreements with Mr. Koltz providing for severance payments by the Company in the event that within three years after a "change in control" (as defined therein) either the Company terminates the individual's employment for other than "good cause" (as defined therein), disability, death, or normal retirement, or the individual terminates his employment for "good reason" (as defined therein). Subject to certain limitations, the amount of the severance payment equals two times the sum of (i) such employee's annual salary at the rate in effect at the time of termination, plus (ii) the maximum bonus such employee could earn for the fiscal year in which the termination occurs. A "change in control" will in general be deemed to occur where a third person becomes the owner of 20% or more of the capital stock of the Company or where a corporate transaction occurs, the effect of which is that persons who were directors of the Company before the transaction cease to constitute a majority of the Board of Directors.

     The Company had also entered into Bonus Agreements with certain executive officers and other key employees which provide for bonus payments (generally equal to six months' salary) payable at certain dates if the individual remained continuously employed by the Company through such dates (the "Stay Periods"). The agreements also provided for bonus payments (equal to six to twelve months' salary) payable if a change of control of the Company occurred during a Stay Period. A "change in control" was deemed to occur when (a) the current stockholders of the Company ceased to be beneficial owners, directly or indirectly, of a majority of stock of the Company, or any successor company, or
(b) all or substantially all of the Company's assets were sold or otherwise disposed of. The agreements were intended to provide an incentive for the executive officers and key employees to remain in the employment of the Company until a purchaser for the Company could be found. Each of these agreements expired on May 1, 2000.

     The Company also entered into a Consulting Agreement with The Dratt-Campbell Company providing for certain payments to Arnold H. Dratt in the event of a change in control of the Company. See "Certain Relationships and Related Transactions."

                        REPORT OF THE BOARD OF DIRECTORS
                        REGARDING EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

     The fundamental philosophy of the Company's compensation program is to offer competitive compensation opportunities for all employees, including senior management, which are based on the individual's contribution and personal performance. The objectives of the Company's compensation program are to align compensation with business goals and performance and to enable the Company to attract and retain superior talent and reward performance.

     The Company also believes it is important to align executive officers' interests with the success of the Company by placing a portion of pay at risk, thus making payment dependent upon corporate performance. The compensation of the Company's CEO and Named Executive Officers is reviewed and approved annually by the Board of Directors, and is linked to the Company's financial performance. Fifteen percent or more of executive management's compensation may consist of a bonus which is influenced by the Company's annual performance.

     In determining compensation levels, salary and bonus components are initially reviewed by the Compensation Committee of the Board of Directors. The Compensation Committee then makes its recommendations to the full Board of Directors. The Board studies the recommendations, along with other information on individual and corporate performance, and votes on compensation levels for the next fiscal year. Only those members of the Board of Directors who are not officers of the Company vote on matters relating to the compensation of the CEO and Named Executive Officers.

EXECUTIVE OFFICER COMPENSATION PROGRAM

     The Company's compensation program consists of cash salary, annual bonus payments based upon performance and stock option grants. There are currently three main components to the Company's executive compensation program, as determined by corporate and individual performance:

     o  Base salary compensation
     o  Annual incentive compensation
     o  Stock option grants

     In determining salaries, the Compensation Committee takes into account individual experience, individual performance, total contribution to the Company's long term success, and the results of the Company's performance. Stock option grants to executive officers are intended to promote the success of the Company by aligning financial interests of executive officers with stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Stock option grants are based on various subjective factors, primarily relating to the responsibilities of the individual officers, and also to their expected future performance.

CHIEF EXECUTIVE OFFICER COMPENSATION

     The salary of Mr. Arnold H. Dratt, the Company's CEO for fiscal 2000, was set at $25,000 per month for fiscal 2000. His salary was based on a determination to align the CEO's interests with those of the Company's stockholders and was negotiated in connection with the Consulting Agreement entered into between the Company and The Dratt-Campbell Company. Pursuant to the terms of this Agreement, Mr. Dratt was entitled to participate in the Company's annual bonus plan, with his bonus to be determined by the Board of Directors, and he was also entitled to receive an incentive bonus, based on the Company's plan for operating income and/or its actual operating income. Mr. Dratt was also granted options to purchase shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan. Please see "Certain Relationships and Related Transactions" for a description of the Consulting Agreement.


                                        COMPENSATION COMMITTEE

                                        Wayne F. Edwards
                                        Llewellyn Scott Flaig

     The foregoing Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2000, decisions regarding executive compensation were reviewed by the entire Board of Directors based upon the recommendations of the Compensation Committee. Although Mr. Dratt was present during compensation discussions by the Board while serving as an executive officer, he did not vote on decisions regarding his compensation.

                             STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on the capital stock of the Company for the last five fiscal years with the cumulative total return on the S&P 500 Index and the S&P Machinery (Diversified) Index over the same period (assuming the investment of $100 in the Company's capital stock, the S&P 500 Index and the S&P Machinery (Diversified) Index on December 31, 1995, and reinvestment of all dividends).

                                     [GRAPH]






























                                    12/31/95  12/31/96  12/31/97  12/31/98  12/31/99  12/31/00
                                    --------  --------  --------  --------  --------  --------
Sames Corporation                   $100.00   $173.69   $184.18   $71.93    $ 68.66   $ 47.14
S&P Machinery (Diversified)(1)       100.00    124.64    164.88    137.22    162.23    155.64
S&P 500(1)                           100.00    122.96    163.98    210.84    255.22    231.98

-------------
(1) Information regarding the S&P 500 Index and the S&P Machinery (Diversified) Index was obtained from Media General Financial Services, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of April 16, 2001 by (1) the persons believed by the Company to beneficially own (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) more than 5% of the outstanding shares of common stock of the Company;
(2) each Named Executive Officer; (3) each director; and (4) all directors and executive officers of the Company as a group.


                           NAME AND ADDRESS OF                                   NUMBER OF         PERCENT
                           BENEFICIAL OWNER(1)                                   SHARES(2)        OF CLASS
                           -------------------                                   ---------        --------

Kennedy Capital Management, Inc.                                                 221,974(3)         7.56%
         10829 Olive Blvd.
         St. Louis, MO  63141

Harris Associates L.P.                                                           286,433(4)         9.76%
Harris Associates Inc.
         Two North LaSalle Street
         Suite 500
         Chicago, IL  60602

Woodland Partners LLC                                                            206,100(5)         7.02%
         60 South Sixth Street, Suite 3750
         Minneapolis, MN 55402

Dimensional Fund Advisors, Inc.                                                  243,130(6)         8.28%
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA  90401

Thomas E.  Greenbaum                                                             169,563(7)         5.78%
         4727 Maple Brook Drive
         Marietta, Georgia 30067

Philippe Vuillerme                                                                 4,575(8)           *

Dr. Wayne F. Edwards                                                              24,000(9)           *

Llewellyn Scott Flaig                                                              6,275(10)          *

Arnold H. Dratt                                                                  134,500(11)        4.56%

Ronald A. Koltz                                                                    3,501(12)          *

  Directors and Executive Officers as a group (6 persons)                        175,351(13)        5.71%

----------------
* Less than 1.0% of the Company's outstanding capital stock.
(1) Unless otherwise noted, the principal business address of each person named above is c/o Sames Corporation, 9201 West Belmont Avenue, Franklin Park, Illinois 60131.
(2) The nature of the beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the following notes.
(3) According to a Schedule 13G filed with the SEC, dated February 14, 2001. Kennedy Capital Management has sole dispositive power of all such shares. It has sole voting power of 191,974 shares.
(4) According to a Schedule 13G filed with the SEC, dated February 2, 2001. Harris Associates L.P. and its general partner, Harris Associates Inc. (collectively, "Harris"), share voting and dispositive power with respect to 235,000 of the 286,433 shares, which are beneficially owned by Harris Associates Investment Trust Series Designated The Oakmark Smallcap Fund. Harris shares voting power of the remaining 51,433 shares with various clients to which Harris acts as investment adviser. Harris has sole dispositive power with respect to such 51,433 shares.

(5) According to a Schedule 13G filed with SEC, dated February 12, 2001. Woodland Partners LLC has sole voting power of 170,900 of such shares. Woodland Partners LLC shares voting power of 35,200 shares with various clients for whom it manages accounts.
(6)  According to a Schedule 13G filed with the SEC, dated February 2, 2001.
(7) According to a Schedule 13D filed with the SEC, dated May 18, 2000. Mr. Greenbaum has sole dispositive power and sole voting power over all shares.
(8) Includes 3,500 shares issuable upon the exercise of outstanding stock options exercisable on April 16, 2001 or within 60 days thereafter.
(9) Includes 14,000 shares issuable upon the exercise of outstanding stock options exercisable on April 16, 2001 or within 60 days thereafter.
(10) Includes 5,000 shares issuable upon the exercise of outstanding stock options exercisable on April 16, 2001 or within 60 days thereafter.
(11) Includes 113,000 shares issuable upon the exercise of outstanding stock options exercisable on April 16, 2001 or within 60 days thereafter.
(12) Includes 1,400 shares issuable upon the exercise of outstanding stock options exercisable on April 16, 2001 or within 60 days thereafter.
(13) Includes 137,400 shares issuable upon the exercise of outstanding stock options exercisable on April 16, 2001 or within 60 days thereafter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH ARNOLD H. DRATT

     The Company is a party to an Amended and Restated Consulting Agreement (the "Consulting Agreement") dated as of January 31, 2001, with The Dratt-Campbell Company, a consulting company of which Mr. Arnold H. Dratt, the Company's President and Chief Executive Officer in fiscal 2000, is the President and co-founder ("Dratt- Campbell"). The Company was also a party to three earlier consulting agreements with Dratt-Campbell, pursuant to which Mr. Dratt provided consulting services to the Company from October 1, 1998 until March 30, 1999, from March 30, 1999 until March 1, 2000, and from March 1, 2000 until January 31, 2001 (collectively with the Consulting Agreement, the "Agreements"). Under the terms of the Consulting Agreement, Dratt-Campbell agreed to make Mr. Dratt available for service as the Company's President and Chief Executive Officer and as Chairman of the Board of Directors, and the Company agreed to pay to Mr. Dratt consulting fees of $25,000 per month plus certain related expenses including monthly medical premiums and automobile allowances. Mr. Dratt was also entitled to participate in the Company's annual bonus plan, and to receive such bonus or bonuses as the Board of Directors may from time to time in its sole discretion determine. Also, beginning in 2000 and continuing each year during the term of the Consulting Agreement, Mr. Dratt was to be granted 10,000 options to purchase shares of the Company's capital stock on the date of the Company's annual meeting of stockholders, with the price of each option equal to the closing price of the capital stock on the date of the grant. During fiscal 2000, the Company paid consulting fees of $308,333 to Dratt-Campbell pursuant to the terms of these Agreements.

     The Consulting Agreement also provides that in the event of a "change in control" (as defined therein) on or prior to April 30, 2002, the Company will pay Dratt-Campbell a lump sum amount equal to $468,000. However, in the event the Consulting Agreement is terminated by the Company for "cause" (as defined therein) at any time during its term or by Dratt-Campbell for reasons other than "good reason" (as defined therein), Dratt-Campbell will not be entitled to this payment. A "change in control" is defined in the Consulting Agreement as (a) the merger, consolidation or reorganization of the Company with or into another corporation or legal person, the result of such merger, consolidation or reorganization being that less than 50% of the outstanding voting securities of the surviving, resulting or acquiring entity are owned in the aggregate by stockholders of the Company; (b) the sale, transfer or conveyance by the Company or Sames S.A. of all or substantially all of its business or assets to another legal person, of which less than 50% of the outstanding voting securities are owned by stockholders of the Company; (c) the filing with the Securities and Exchange Commission of a Schedule 13D, Schedule 14D-1, or other public announcement disclosing that any person or group has become the beneficial owner of more than 50% of the outstanding voting shares of the Company; (d) the failure of the members of the "incumbent board" (as defined therein) to constitute a majority of the Board of Directors; or (e) the dissolution or liquidation of either the Company or Sames S.A. by its stockholders.

     Under the terms of the Consulting Agreement, Mr. Dratt retired as the Company's President, Chief Executive Officer and as a director, and no longer serves in any capacity with the Company, effective April 27, 2001. However, Mr. Dratt will remain as a consultant to the Company in connection with certain matters, as provided in the agreement, until October 31, 2001. Upon his retirement, any and all options to purchase shares of the Company's common stock granted to Mr. Dratt that remained outstanding on April 27, 2001 became immediately exercisable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 27, 2001                 SAMES CORPORATION

                                     By:   /s/ Arnold H. Dratt
                                           -------------------------------------
                                           Arnold H. Dratt,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                                        TITLE                            DATE


/s/ Arnold H. Dratt                             President, Chief Executive Officer and      April 27, 2001
-------------------------------------------             Chairman of the Board
Arnold H. Dratt
(Principal Executive Officer)

/s/ Ronald A. Koltz                             Vice President - Controller Corporate       April 27, 2001
-------------------------------------------                     Accounting
Ronald A. Koltz
(Principal Financial and Accounting Officer)

/s/ Wayne F. Edwards                                              Director                   April 27, 2001
-------------------------------------------
Wayne F. Edwards

/s/ Philippe Vuillerme                                            Director                   April 27, 2001
-------------------------------------------
Philippe Vuillerme

/s/ Llewellyn Scott Flaig                                         Director                   April 27, 2001
-------------------------------------------
Llewellyn Scott Flaig
