Form 10-Q
period 2001-03-31
SAMES CORP
filed 2001-05-15
CIK 12180

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

       ------------------------------------------------------------------

                                    FORM 10-Q
      (Mark One)



     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001



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

                           Yes     X          No
                               -----------       -----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                               Outstanding as of April 30, 2001
----------------------------------------       --------------------------------
Capital Stock, $1.00 par value per share                 2,934,602

                                SAMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 Form 10-Q Index


                          Part I. Financial Information


                                                                                PAGE
                                                                                ----
Item 1.  Financial Statements

               Consolidated Balance Sheets
               March 31, 2001 (unaudited) and December 31, 2000                    2

               Consolidated Statements of Operations (unaudited)
               Three months ended March 31, 2001 and
               March 31, 2000                                                      3

               Consolidated Statements of Cash Flows  (unaudited)
               Three months ended March 31, 2001 and March 31, 2000                4

               Notes to Consolidated Financial Statements                        5-8

Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                               9-14


Item 3. Quantitative and Qualitative Disclosures About Market Risk                15

Information Regarding Forward Looking Statements                                  16

                          Part II. Other Information

Item 1. Legal Proceedings                                                      17-18

Item 6. Exhibits and Reports on Form 8-K                                          19

Signatures                                                                        20

PART I   FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS

             Company or group of companies for which report is filed:


              SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        Consolidated Balance Sheets

                   March 31, 2001 (Unaudited), and December 31, 2000

                    (in thousands, except share amounts)


                                                                               March 31,           Dec 31,
                                                                                 2001               2000
                                                                                 ----               ----
ASSETS
Current assets:
      Cash                                                              $         1,458              2,020
      Receivables, net                                                           29,733             38,942
      Inventories                                                                12,070             12,066
      Other current assets                                                        1,386              1,065
                                                                          --------------    ---------------
Total current assets                                                             44,647             54,093
Other noncurrent assets                                                           2,714              2,600
Property, plant and equipment, at cost                                           10,605             11,398
      Less accumulated depreciation                                               6,065              6,345
                                                                          --------------    ---------------
Net property, plant and equipment                                                 4,540              5,053
                                                                          --------------    ---------------
                                                                        $        51,901             61,746
                                                                          ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable, bank overdrafts
       and current maturities of long-term debt                         $         8,081             11,409
     Accounts payable                                                            21,040             26,387
     Other current liabilities                                                   10,805              9,570
                                                                          --------------    ---------------
Total current liabilities                                                        39,926             47,366
Deferred compensation                                                             3,714              3,825
Note payable, net of discount of $606 and $673, respectively                      1,591              1,909
Deferred income taxes                                                                19                 22
Long-term debt, less current maturities                                           1,192              1,047
                                                                          --------------    ---------------
Total liabilities                                                                46,442             54,169
                                                                          --------------    ---------------
Stockholders' equity:
      Common stock, $1.00 par value.  Authorized 12,000,000
          shares; issued 2,966,837 shares at
          March 31, 2001 and December 31, 2000                                    2,967              2,967
      Additional paid-in capital                                                 19,660             19,661
      Accumulated deficit                                                       (13,243)           (11,457)
      Accumulated other comprehensive loss --
          foreign currency translation adjustments                               (3,416)            (3,083)
                                                                          --------------    ---------------
                                                                                  5,968              8,088
      Treasury stock, at cost, 32,235 and 32,369
         shares at March 31, 2001 and December 31, 2000,
          respectively                                                             (509)              (511)
                                                                          --------------     ---------------
Total stockholders' equity                                                        5,459              7,577
                                                                          --------------     ---------------
                                                                           $     51,901             61,746
                                                                          ==============      ===============

                           SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Consolidated Statements of Operations

                   (Unaudited, in thousands, except share and per share amounts)

                                                                             For the three
                                                                              months ended
                                                                      ---------------------------
                                                                        March 31,       March 31,
                                                                          2001            2000
                                                                      ------------    -----------
Net sales                                                           $    14,391          22,614
Cost of goods sold                                                        9,396          14,814
                                                                      ------------    -----------
       Gross profit                                                       4,995           7,800

Selling, general and administrative expenses                              5,534           6,489
Research and development costs                                              596             642
                                                                      ------------    -----------
       Operating income (loss)                                          (1,135)            669
                                                                      ------------    -----------
Other expense:
       Interest expense                                                    270             263
       Other expense                                                       334              49
                                                                      ------------    -----------
                                                                           604             312
                                                                      ------------    -----------
Income (loss) from continuing operations
       before income taxes                                              (1,739)            357
Income tax expense (benefit)                                              (228)            114
                                                                      ------------    -----------
Income (loss) from continuing operations,
       net of tax                                                       (1,511)            243
Loss from discontinued operations, net of tax                             (275)           (484)
                                                                      ------------    -----------
Net loss                                                            $   (1,786)           (241)
                                                                      ============    ===========
Income (loss) per share - basic
       Continuing operations                                        $     (.52)           .08
       Discontinued operations                                            (.09)          (.16)
                                                                        ------------    -----------
       Net loss                                                     $     (.61)          (.08)
                                                                        ============    ===========
Income (loss) per share - diluted
       Continuing operations                                        $     (.52)           .08
       Discontinued operations                                            (.09)          (.16)
                                                                      ------------    -----------
       Net loss                                                     $     (.61)          (.08)
                                                                      ============    ===========
Weighted average shares:
       Basic                                                             2,934           2,932
       Effect of stock options                                              -                5
                                                                      ------------    -----------
       Diluted                                                           2,934           2,937
                                                                      ============    ===========

                SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      (Unaudited, in thousands of dollars)

                                                                                           For the three
                                                                                            months ended
                                                                                 --------------------------------
                                                                                   March 31,         March 31,
                                                                                     2001              2000
                                                                                 --------------    --------------
Cash flows from operating activities:
Continuing operations:
     Income (loss) from continuing operations                                    $    (1,511)               243
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
           Depreciation and amortization                                                 269                228
           Payments of previously deferred compensation, net                             (81)               (84)
           Other, net                                                                     19                  8
   Cash provided (used) by changes in:
           Receivables                                                                 6,771              1,557
           Inventories                                                                  (515)               978
           Other current assets                                                         (450)              (149)
           Accounts payable                                                           (3,935)            (1,085)
           Accrued expenses                                                            1,876               (178)
           Income taxes                                                                  (13)                20
                                                                                 --------------    --------------
Net cash provided by continuing operations                                             2,430              1,538
                                                                                 --------------    --------------
Cash flows from investing activities:
           Purchases of property, plant and equipment                                   (43)              (305)
           Other investments and assets                                                (138)                (3)
                                                                                 --------------    --------------
Net cash used by investing activities                                                  (181)              (308)
                                                                                 --------------    --------------
Cash flows from financing activities:
           Net decrease in short term borrowings                                     (2,512)            (2,085)
           Repurchase of capital stock, net                                              --                (63)
           Proceeds from borrowings                                                      --                157
                                                                                 --------------    --------------
Net cash used by financing activities                                                (2,512)            (1,991)
                                                                                 --------------    --------------
Net cash provided (used) by discontinued operations                                    (247)               501
Effect of exchange rate changes on cash                                                 (52)                (8)
                                                                                 --------------    --------------
Net decrease in cash                                                                   (562)              (268)
Cash at beginning of period                                                           2,020              4,006
                                                                                 --------------    --------------
Cash at end of period                                                            $    1,458              3,738
                                                                                 ==============    ==============

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 March 31, 2001 (Unaudited) and December 31, 2000


NOTE 1
The accompanying consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments except where indicated, necessary for a fair presentation of the results of operations and financial position for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2
On September 15, 1999 Sames Corporation ("the Company") announced a share repurchase program authorizing the Company to repurchase up to 150,000 shares of its outstanding capital stock. The shares can be repurchased from time to time in the open market as market conditions warrant. Under the terms of the repurchase program, the shares may be reissued to employees under the Company's stock option and employee stock purchase plans. Through March 31, 2001, the Company repurchased a total of 37,000 shares at a cost of $.6 million and a total of 4,765 shares were reissued to employees under the Company's employee stock purchase plan.

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

Effective April 1, 2001, the Sames Board of Directors, under rules of the Plan, suspended the offer and grant of options to purchase shares of common stock of the Company pursuant to the Plan to any participant in the Plan. This action was taken due to low employee involvement and the possibility that the Company will be sold.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                March 31, 2001 (Unaudited) and December 31, 2000




NOTE 3
As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable which were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through March 31, 2001, the Company had collected approximately $.7 million of the accounts receivable.

The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in Paris, which proceedings are being litigated in London, United Kingdom against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and making a counterclaim seeking to collect the receivable.

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                March 31, 2001 (Unaudited) and December 31, 2000


NOTE 3 (continued)

For additional information relating to legal matters involving the Company, reference is made to "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and to "Part II, Item 1 - Legal Proceedings" in this report.

NOTE 4
Comprehensive loss for the three months ended March 31, 2001 and March 31, 2000 consisted of the following (in thousands):


                                                Three months     Three months
                                               ended March 31,  ended March 31,
                                                    2001             2000
                                                    ----             ----
Net loss                                           $(1,786)           (241)

Other comprehensive loss --
 foreign currency translation adjustments           (  333)           (493)
                                                    -------          -------
Comprehensive loss                                 $(2,119)           (734)
                                                    =======          =======

                 SAMES CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                March 31, 2001 (Unaudited) and December 31, 2000

NOTE 5
The Company operates in one segment, the manufacture and distribution of electrostatic spray finishing and coating application equipment. The Company's products are sold to customers in North America, South America, Europe, Asia, Africa, and Australia.

The table below presents the Company's consolidated continuing operations by country: United States; Europe, primarily France; and Japan. Sales are presented by originating area. Interarea transfers comprise transactions among the Company and its subsidiaries in different geographic areas; these transfers are eliminated in consolidation.


                                                                            For the three
                                                                            months ended
                                                                       ---------------------------
                                                                         March 31,   March 31,
                                                                           2001        2000
                                                                       -----------  -----------
 Sales to unaffiliated customers (includes exports):
     United States                                                 $       4,930        6,043
     Europe, primarily France                                              8,676       14,939
     Japan                                                                   785        1,632
 Interarea transfers from:
     Europe, primarily France                                              2,962        2,899
     Eliminations                                                         (2,962)      (2,899)
                                                                     -----------  ------------
          Total                                                    $      14,391       22,614
                                                                     ===========  ============

 Operating income (loss):
     United States                                                 $        (561)         (92)
     Europe, primarily France                                               (503)         763
     Japan                                                                   (71)          (2)
                                                                       -----------  ------------
          Total                                                    $      (1,135)         669
                                                                       ===========  ============

 Identifiable assets of continuing operations at:                         March 31,   March 31,
                                                                            2001        2000
                                                                       -----------  ------------
     United States                                                 $      15,770       21,608
     Europe, primarily France                                             33,711       40,276
     Japan                                                                 2,343        5,086
                                                                     -----------  ------------
          Total                                                    $      51,824       66,970
                                                                     ===========  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

In November 2000, Sames announced the proposed sale of the Company, citing global industry trends that appear to favor vertical integration in the automotive paint application market and integrators that are developing or acquiring spray application equipment and technology in order to offer "in-house" turnkey solutions. In addition, the Company noted that automotive customers are rapidly migrating toward robotic solutions over machines, a product that Sames has historically designed and installed. Although the Company produces applicators both for machines and robots, the Company's machine-related products resulted in significantly more revenue per installation. The Company has received indications of interest from two multi-national companies, and is currently in negotiations with one of these companies, which has made a proposal to acquire the Company at a price that is significantly below the current market price of the Company's stock. No assurances can be given that the current negotiations will continue or result in the ultimate sale of the Company, nor can the Company predict whether any other offers to purchase the Company will be made or if made, that such offers will be acceptable to the Company. Based on the Company's current financial condition, especially the recent severe cash flow and liquidity problems being experienced by the Company's French subsidiary, Sames, S.A., and as a result, by the Company on a consolidated basis, the downturn in the worldwide automotive business, and the difficulty in quantifying a number of "Binks business" liabilities which still remain, the Board believes that any offers received could be significantly below the current market price of the Company's stock.

Effective April 27, 2001, Mr. Arnold Dratt, the Company's Chairman, President and Chief Executive Officer, retired from the Company and returned to his consulting practice. He will remain as a consultant to the Company in connection with the completion of the sale process and certain other matters, including discontinued operations, until October 31, 2001. Directors Scott Flaig and Wayne Edwards, a former Chairman, have assumed the role of interim co-Chairmen. They will direct efforts to elect a new CEO and are working with senior management globally to refine the 2001 operating plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2001 ("First Quarter 2001") were $14.4 million compared to $22.6 million for the three months ended March 31, 2000 ("First Quarter 2000") a decrease of $8.2 million or 36%. Lower sales for First Quarter 2001 as compared to the corresponding period in 2000 were primarily attributable to Sames S.A., the Company's French subsidiary, and were mainly the result of declining sales in large automotive engineered systems. Net sales of Sames, S.A. represented approximately 58% and 63% of First Quarter 2001 and First Quarter 2000 consolidated net sales, respectively. The impact of a declining French Franc from 2000 to 2001 reduced the U.S. dollar equivalent First Quarter 2001 sales amounts, when compared to First Quarter 2000, by $1.0 million.

GROSS PROFIT

Gross profit of $5.0 million for First Quarter 2001 decreased by $2.8 million, or 36% from the comparable 2000 period. Gross profit was 35% of net sales for First Quarter 2001 and 35% for First Quarter 2000. The decrease in gross profit between years was primarily due to the reduction in volume of large automotive installations in the First Quarter 2001 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $5.5 million for First Quarter 2001 compared to $6.5 million for First Quarter 2000, or a decrease of 15%. SG&A expense as a percentage of net sales was 39% for the First Quarter 2001 compared to 29% for First Quarter 2000.

The absolute amount of SG&A expense decreased from the prior period as a result of effective cost management efforts begun in 2000. However, as a percentage of sales, SG&A expense increased in the First Quarter 2001, compared to First Quarter 2000, primarily as a result of high support costs for the automobile engineered systems in relation to reduced sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



RESEARCH AND DEVELOPMENT

Research and development ("R&D") expense was $.6 million for First Quarter 2001 and for the First Quarter 2000. The costs were incurred primarily at Sames S.A.. The Company is continually engaged in experimental work on various paint and powder coating systems. The Company believes that a strong commitment to research and development is necessary to drive long-term growth, consistent with its objective to approve R&D projects that offer the most strategic value to the Company.

INTEREST EXPENSE

Interest expense was $.3 million for First Quarter 2001 and First Quarter 2000. Average borrowing levels in First Quarter 2001 remained approximately the same when compared to the prior year period.

OTHER EXPENSE

Other expense was $334 thousand for First Quarter 2001 compared with other expense of $49 thousand for First Quarter 2000. The First Quarter 2001 amount includes an increase in foreign currency transaction losses of $243,000 thousand, principally at Sames, S.A. and Sames Japan, that arose due to the weakening value of the French Franc versus the U.S. dollar.

INCOME TAXES

The Company recorded income tax benefit of $.2 million in First Quarter 2001 versus expense of $.1 million for First Quarter 2000. In First Quarter 2001, the Company recorded state tax refunds that totaled $.2 million. The relationship between consolidated income tax expense and pretax income or loss is a function of the Company's geographical mix of pretax profitability, and, generally, the utilization of available net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LOSS FROM DISCONTINUED OPERATIONS -
   NET OF TAX

The Company's loss from discontinued operations, net of tax, was $.3 million for First Quarter 2001 versus $.5 million for the First Quarter 2000. The Company incurred less legal costs in First Quarter 2001 related to various litigation matters that were settled in 2000.

NET LOSS

As a result of all of the factors above, the Company recorded a net loss of $1.8 million ($.61 loss per diluted share) and $.2 million ($.08 loss per diluted share) for First Quarter 2001 and for First Quarter 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are the primary source of the Company's liquidity. In First Quarter 2001, operating activities provided $2.4 million primarily due to a significant reduction in accounts receivable, primarily collection of a large past due receivable in Europe, and increases in accrued liabilities that were recorded mostly in Europe. These were offset by payments of accounts payable and the loss from continuing operations. Working capital was $4.7 million at March 31, 2001 compared to $6.7 million at December 31, 2000, a reduction of 30%. In First Quarter 2000, the Company generated cash flow of $1.5 million from operating activities primarily due to significant reductions in accounts receivable and inventory offset by a reduction in accounts payable. Working capital was $20.7 million at March 31, 2000 compared to $22.0 million at December 31, 1999, a reduction of 5.5%.

Short-term funds are also provided for current operations through lines of credit and overdraft facilities. There were no long-term borrowings in First Quarter 2001 compared to $157 thousand of long-term borrowings in First Quarter 2000. At March 31, 2001, the Company had aggregate credit facilities of $13.5 million, borrowings under these facilities of $7.3 million, and amounts available under these facilities of $6.2 million. At March 31, 2000, the Company had aggregate credit facilities of approximately $17.8 million, borrowings under these facilities of $7.6 million, and amounts available under these facilities of $10.2 million.

During the First Quarter 2001 and First Quarter 2000 the Company decreased short-term borrowing levels by $2.5 million and $2.1 million, respectively.

The Company's capital expenditures were $43 thousand and $305 thousand in the First Quarter 2001 and First Quarter 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Overall, cash and cash equivalents decreased in the First Quarter 2001 by $.6 million compared to $.3 million in First Quarter 2000.

The Company's wholly-owned French subsidiary, Sames, S.A., is currently experiencing severe cash flow problems due primarily to an unexpected delay in the shipment of certain equipment to one of its customers at the customer's request, and the corresponding delay on the customer's part in making payments due of approximately $4.0 million. The payments were expected in early May 2001. Additional past due amounts of approximately $1.3 million were due from this same customer prior to May 2001 and have not yet been received. In addition, subsequent to March 31, 2001, Sames, S.A. has borrowed the maximum amount available under its credit facilities. Neither the Company nor any of its operating subsidiaries currently have sufficient liquidity or borrowing capacity to remedy these cash flow problems being experienced at Sames, S.A. As a result, the Company's cash resources on a consolidated basis are presently not adequate for the Company to continue operating in the near short-term. Unless Sames, S.A. receives these customer payments or the Company is successful in negotiating a sale of the Company in the immediate future or raises additional cash from outside sources, the Company will not be able to satisfy its current operating obligations. These current cash flow problems as well as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

As discussed above under "Recent Developments," the Company is currently in negotiations with one potential purchaser of the Company. However, no assurances can be given that the Company will be successful in negotiating a sale of the Company on a timely basis, or at all, or in raising additional funds necessary for the Company to continue operating. The Company will continue to pursue on behalf of Sames, S.A. various sources and alternatives of financial support, including seeking short-term funds from potential purchasers of the Company, strategic investors, lenders and/or industry partners. However, the outcome of any such financing is uncertain, and if the Company is unable to resolve these problems in a timely manner, the Company will no longer be able to operate in the ordinary course of business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


CONVERSION TO THE EURO (continued)

There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur, nor can the Company anticipate the competitive implications on its future pricing and marketing strategies. Any conversion costs will expensed as incurred.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's non-U.S. transactions is denominated in French Francs. Although Sames, S.A. is not typically subject to significant foreign exchange transaction gains or losses, its financial statements are translated into U.S. dollars as part of the Company's consolidated financial reporting. Fluctuations in the French Franc/U.S. dollar exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. At March 31, 2001, the value of the French Franc versus the U.S. dollar had depreciated by approximately 7.3% compared to its value at December 31, 2000. The average French Franc/U.S. dollar exchange rate remained approximately the same in the First Quarter 2001 compared to the First Quarter 2000 period. The Company also has operations in Japan and Sweden, where transactions are denominated in Japanese yen and Swedish krona. The fluctuations in the yen and krona have a minimal impact on consolidated operations of the Company.

In the three months ended March 31, 2001 the Company recognized an unrealized loss of $.3 million as a result of the net change in the cumulative foreign currency translation adjustment account, which is a component of stockholders' equity. An unrealized foreign currency translation loss of $.5 million was recorded in the three months ended March 31, 2000.

Foreign currency exchange transactions have not typically resulted in significant periodic gains or losses, although the Company recorded a loss of approximately $.2 million during the three months ended March 31, 2001 and a gain of approximately $36 thousand during the three months ended March 31, 2000. The losses in First Quarter 2001 were recorded mainly due to the depreciation of the French Franc relative to the U.S. dollar during the periods. The Company generally does not use derivative financial instruments to manage currency exchange risks and no such instruments were outstanding at March 31, 2001.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements regarding the Company's future operating performance, product development and strategic alternatives, which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, adverse changes in the economy or the overall market generally, increased competition relating to the Company's products and services both within the United States and globally, lower than expected sales of the Company's products and services, the Company's inability to successfully implement manufacturing and cost-reduction programs, adverse results of the testing of the Company's products and validation programs or the failure of such products or programs to gain wide market acceptance, the inability of the Company to successfully negotiate or to complete the previously announced potential sale of the Company on a timely basis, if at all, the inability of the Company to use any potential tax benefits, the inability of the Company to secure additional sources of financial support sufficient to satisfy its current operating obligations, the failure of the Company to implement its revised 2001 operating plan, including its shift in focus away from large automotive systems and toward its standard products and component parts business, continuing losses resulting from discontinued operations relating to the resolution and conclusion of the matters relating to the sale of the Binks business, fluctuation in sales revenues caused in part by currency fluctuations and translations, uncertainty relating to economic and political conditions in the countries and international markets in which the Company operates and competes, and changes in accounting principles, policies and guidelines.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings


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

As part of the original sale agreement with Illinois Tool Works (ITW), dated August 31, 1998, the Company assigned and transferred to ITW all of the accounts receivable related to the "Binks Business". The agreement required the Company to repurchase such accounts receivable that were not collected within 180 days. On September 23, 1999, the Company agreed to repurchase certain receivables for approximately $1.0 million, which was paid to ITW on September 28, 1999 and ITW transferred back to the Company accounts receivable in the aggregate amount of approximately $3.7 million. Through March 31, 2001, the Company had collected approximately $.7 million of the accounts receivable. An allowance for estimated uncollected amount of $.2 million was charged to loss from discontinued operations in fiscal 2000.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings (continued)

The receivables repurchased from ITW and transferred back to the Company include a receivable from Haden Drysys International Limited ("Haden"), a United Kingdom corporation, in the amount of Pounds 434,885. On March 10, 2000, Haden filed an arbitration claim in the International Court of Arbitration of the International Chamber of Commerce in Paris, which proceedings are being litigated in London, United Kingdom, against Binks Limited ("Binks UK"), a former subsidiary of the Company that was sold to ITW as part of the sale of the Binks Business, in the amount of approximately Pounds 3,300,000. The claim alleges that Binks UK breached its agreements with Haden relating to automotive paint shop equipment for an automobile plant. Pursuant to the original sale agreement with ITW, the Company has agreed to indemnify ITW with respect to the claim and to assume the defense of the claim on behalf of ITW. On April 13, 2000, the Company filed an answer denying the claim and making a counterclaim seeking to collect the receivable.

On June 21, 2000, ten former executive employees of the Company filed suit against the Company and ITW claiming breach of certain retirement contracts by the Company, which include provisions for the payment of certain medical insurance expenses by the Company on behalf of the retirees pursuant to the terms of the contracts. The action alleges that the Company improperly amended the terms of the contracts to provide for the payment of 10% of such retirees' medical insurance expense versus the 90% reimbursement that the plaintiffs claim the Company originally contracted to pay. The plaintiffs filed a declaratory judgement action in the Circuit Court of Cook County, Illinois asking the court to make a determination as to whether the Company properly amended the contracts, and asking the court to reinstate the contracts as originally executed. The plaintiffs are seeking unspecified damages. The Company removed the action to the United States District Court for the Northern District of Illinois since plaintiffs action is governed by the Employee Retirement Income Security Act of 1974 ("Erisa"). Subsequent to the removal of the action, plaintiffs filed an amended complaint. Plaintiff's amended complaint asserts claims for violations of ERISA, breach of fiduciary duty and breach of federal common law. The plaintiffs seek injunctive relief, damages and request the court to clarify plaintiffs' future rights, if any, to benefits under the contracts. The Company and ITW have filed an answer and affirmative defenses to the amended complaint. The parties have exchanged written discovery responses and are currently scheduling oral discovery.

                     PART II - OTHER INFORMATION (CONTINUED)

Items 2. and 3.
  4. and 5.        Not applicable

Item 6.            Exhibits and Reports on Form 8-K

                     (a)   Exhibits -

                           3.1 Restated Certificate of Incorporation (filed as an Exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference).

                           3.2 Certificate of Amendment of Restated Certificate of Incorporation (filed as an exhibit to the Company's registration statement on Form S-8 (File No. 333-30191) and incorporated herein by reference).

                           3.3 Certificate of Amendment of Restated Certificate of Incorporation (filed as an exhibit to the Company's registration statement on Form S-8 (File No. 333-92993) and incorporated herein by reference).

                           3.4 By-laws of Sames Corporation, as amended and restated through February 28, 2001 (filed as an exhibit to the Company's Form 10-K for its fiscal year end December 31, 2000 and incorporated herein by reference).

                           4.1 Amended and Restated Rights Agreement, dated as of February 2, 1990 and amended and restated as of January 21, 1991, between the Company and Harris Trust and Savings Bank, as successor rights agent (filed as an exhibit to the Company's Form 10-K for its fiscal year ended November 30, 1993 and incorporated herein by reference).

                           4.2 Second Amendment to Rights Agreement, dated as of August 28, 1998, by and between the Company and Harris Trust and Savings Bank (filed as an exhibit to the Company's current report on Form 8-K dated September 2, 1998 and incorporated herein by reference).

                   (b)  Reports on Form 8-K -

                        - Current report on Form 8-K dated March 29, 2001,
                          filed with the Securities and Exchange Commission on March 29, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMES CORPORATION


/s/ Dr. Wayne F. Edwards
------------------------
Dr. Wayne F. Edwards - Interim Co-Chairman


/s/ Llewellyn Scott Flaig
------------------------
Llewellyn Scott Flaig - Interim Co-Chairman


/s/ Ronald A. Koltz
-------------------
Vice President - Controller Corporate Accounting
Principal Accounting and Financial Officer


Date      May 15, 2001